Form 10KSB
period 1999-12-31
ELECTRICAL GENERATION TECHNOLOGY CORP
filed 2000-03-15
CIK 1089814

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10K-SB

            [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 1999, or

            [ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____ to _____.

                  ELECTRICAL GENERATION TECHNOLOGY CORPORATION
               (Name of the Small Business Issuer in its charter)

        Utah                     000-28169                75-2184926
(State of incorporation) (Commission File Number)  (Employer Identification No.)

                       806 S. St Paul, Dallas, Texas     75206
                    (Address of principal offices)    (Zip Code)

Issuer's  telephone number:   (214) 742-1167

Securities registered pursuant to Section 12(b) of the Act:    None

Securities registered pursuant to Section 12(g) of the Act:    Common Stock


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the past 12 months and (2) has been subject to such filing requirement for the past 90 days.

             X    YES        NO
           -----       -----

Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 1999:
                                      $ 47,246

Shares of common stock outstanding at December 31, 1999: 8,432,670

PART I

Item 1.     Description of Business

General

         Electrical Generation Technology Corporation (the "Company"), a Utah corporation, was incorporated under the name of Park Avenue, Inc. on August 3, 1983. The Company changed the name to Electrical Generation Technology Corporation on June 6, 1994. The company engaged in operations as an engineering company for electrical instrumentation and utility construction projects. EGT' s past customers have been federal, state and municipal governments. The scope of projects completed has ranged from waste water treatment plants, sludge plants, and power generation plants to various military applications of electrical installations. The company has had no new contracts in the last four years.

         EGT has designed and patented the Hydrogen Ignition Power Plant, a solar powered system which produces large quantities of electrical power while reducing the CO 2 , emissions normally found in coal-fired electrical plants, resulting in a cleaner environment. EGT' s work in electronics and logic control systems led to new developments in the technology now known as optoelectronics - the marriage of light and electricity. The marketing of this technology has not begun.

         Today EGT maintains this patent and continues work on additional designs and patents related to the Hydrogen Ignition Power Plant. Additionally, EGT has directed its focus towards mergers and acquisitions of suitable companies which demonstrate long term profitability and a seasoned management team. Through consolidation and expansion of these companies EGT intends to maximize net profits providing for a higher rate of return to stockholders.

Following are descriptions of the current acquisitions contemplated by Letters Of Intent (attached as Exhibits to this filing):

Manage America Mortgage Services, L. L. C. will design, construct and service a communication infrastructure, linking computer hardware and software. The initial function of this network will be to facilitate the processing and funding of mortgage loans by a network of associate loan officers located throughout the county as well as direct loans made to borrowers via the internet. Manage America's interactive virtual banker / personal banker structure will insure uniqueness and personalized service not currently available in today's market place of so called interactive banking.

         Once this network is in place expansion will come via acquisitions of existing Mortgage Brokerage operations whom would benefit by this technology and consolidation. Manage America is currently discussing such mergers with several Mortgage Brokerage firms who each have as many as 300 associate loan officers in place. Manage America has not interred into an acquisition agreement with any of these firms at this time in that Manage America believes it is important to get the infrastructure in place first.

         Once Manage America has successfully began its acquisition phase it will move from a Mortgage Brokerage firm to a Mortgage Banking Firm. This will allow Manage America to move into the wholesale lending arena as well as acquire existing portfolios from smaller wholesale houses including those who may be distressed.

         Manage America will develop specialized products which will be innovative in its market. One such product will be a one time close, construction / mortgage loan for A borrowers as well as credit challenged borrowers. This product will emphasize service, not interest rate. The construction phase of the loan will carry an interest rate in today's market of twelve and one half percent to eighteen percent depending the borrowers and the builders credit. The mortgage phase would be set a market rate depending on the credit of the borrower. This process offers Manage America a substantial margin on the construction phase. There are currently several lenders in Manage America's market area engaged in the practice of providing builders with construction loans under these same terms. None of these lenders have warped a mortgage loan into their product. In fact construction lenders would benefit from a relationship with Manage America in that a one time close guaranties them of being taken out of the construction loan at completion.

         Manage America's final step will be the acquisition of state and federal banking operations. Once these acquisitions are complete the Mortgage banking operations would be rolled up into the banking operations. Manage
America would then create a full service online banking operation. Manage America believe online banking services as well as online mortgage lending is the bases for a profitable financial institution of the future. We believe strategic alliances with large internet related companies can provide rapid yet controlled growth.

NO FLAME, L.L.C.
------------------

         No Flame currently provides a business opportunity for applicators and distributors of a patented flame retardant.

         Last year, more than 9,000 people perished in home fires. And untold numbers of family albums, heirlooms, original art, valuable records and cherished pets were lost. Regrettably, every one of those fires could have been prevented with No Flame, a patented colorless, odorless, non- toxic, non-carcinogenic, non-allergenic, skin-safe liquid that flame-proofs any porous surface to which it is applied. That means vulnerable areas of a home, such as floors, ceilings, joists, framing-studs, and roofs can be sprayed with No Flame during construction. In fact, anything treated with No Flame will not catch fire.

         How does No Flame work? By combining with combustible gases and tars, No Flame converts them to harmless carbon char, nitrogen and carbon dioxide, thus depriving the fire of fuel. No Flame has passed rigorous laboratory test on a wide array of fabrics, textiles and other surfaces, conducted by nationally recognized independent United States laboratories. In short No Flame saves lives and property like nothing else in the history of fire prevention. Whereas, the use of fire retardants is not a new concept, the biggest surprise of all is how economical No Flame is to use.

         Several municipalities now require the use of a product such as No Flame in new construction. It is anticipated that within the next five years all municipalities may require the use a products such as No Flame. In some states the State Board of Insurance have adopted discount policies for homes sprayed with flame retardants. It is believed that all states will soon offer such discounts.

         No Flame will recruit nationally and internationally through an aggressive advertising campaign distributors/applicators for their product. Interested candidates after purchasing a preliminary information package will then purchase a complete business opportunity package. Candidates can then make application to become a distributor/applicator in a restricted market area. Fees for distributor ships are based on market area.

FUTURE  ACQUISITIONS:

         In keeping with EGT's focus towards mergers and acquisitions EGT is currently working within several industries where EGT is interested in acquiring a presence.

         EGT is currently engaged in acquisition discussions with a company who has been in the industrial tire re-manufacturing and dismantling business. For more than 20 years this company has perfected this process and developed a prestigious client list. This company is a natural integration with EGT's patented Hydrogen Ignition Power Plant. The merger of these two processes offers the opportunity for several new patents as well as nationwide expansion through company or franchised operations.

         EGT is also engaged in acquisition discussions with several companies in the food service industries. All of these companies operate multiple units. All are in excess of twenty years old. Annual sales for each of these operations range from $10,000,000.00 to $20,000,000.00 annually.

Employees

         The Company has no paid employees at present although the officers serve without remuneration.

Item 2.     Description of Property.

         The Company presently maintains its executive offices at 806 S. St Paul Street, Dallas, Texas 75206. Mr. Tindell is donating office space to the Company without charge. The Company plans to lease its own office space once it completes the acquisitions outlined in this filing.

Item 3.     Legal Proceedings.

         At the time of this filing, the company is involved in no legal proceedings.

Item 4.    Submission of Matters to a Vote of Security Holders.

         None.

                                    PART II

Item 5.     Market for Common Equity and Related Stockholders Matters.

         The Company is organized under the laws of Utah, and its common stock has been traded on the OTC Bulletin Board under the symbol of EGTC. No dividends on the Company's common stock have been declared or paid since the Company's inception and none are anticipated in the near future, since retained earnings in the foreseeable future are expected to be reinvested by the Company into the expansion of its marketing programs and the development of new products.

         The Company had approximately 200 shareholders as of December 31, 1999

          Calendar Quarter Ending            High              Low
          -----------------------            ----              ----
          March 31, 1998                     0.15              0.01
          June 30, 1998                      0.15              0.01
          September 30, 1998                 0.15              0.01
          December 31, 1998                  0.15              0.01
          March 31, 1999                     0.15              0.01
          June 30, 1999                      0.15              0.01
          September 30, 1999                 0.15              0.01
          December 31, 1999                  0.15              0.01

The above chart reflects the trading range during each quarter.

Since January of 1998 the Company has engaged in the following sales of unregistered securities.

         a. In January of 1998 1,396,064 common shares were issued to its officers and directors at a valuation of five cents ($.05) per share in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 (the "Act"). No underwriter was involved in the transactions and no commissions or selling commissions were paid.

Item 6.  Management's Discussion and Analysis or Plan of Operation

         The Company's plan of mergers and acquisitions with companies which demonstrate long term profitability and seasoned management will satisfy its cash requirements. Mergers will be effected through stock exchanges. Although the company may raise capital through the sale of stock in the future it is not believed to be necessary to sustain operations.

         The company will employee key management and accounting personal in the future. Employee growth will occur as mergers and acquisitions occur. The company intends to maintain a zero net effect to employee cost by consolidating duplicate functions with merged or acquired companies.

Item 7.   Financial Statements.

         The financial statements dated December 31, 1999 are incorporated by reference and attached as an exhibit to this document.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         The Company has not had any disagreements with its accountants regarding accounting and financial disclosure.


                                    PART III

Item 9.     Directors and Executive Officers, Promoters and Control Persons.

         The following table lists the names and ages of the executive officers, directors and key consultants of the Company. The directors will continue to serve until the next annual shareholders meeting, scheduled for May, 2000, or until their successors are elected and qualified. All officers serve at the discretion of the Board of Directors.

         Name                        Age      Position                      Held Since

         Elbert G. Tindell           52       Chief Executive Officer       May 1999
         801 S. St Paul Street                Director
         Dallas, Texas 75206

         Jeffrey B. Tindell          24       President, Secretary &        May 1999
         806 S. St Paul Street                Treasurer
         Dallas, Texas 75206



         Elbert G. Tindell: President. Mr. Tindell has over twenty five years experience in national and international business affairs. From 1987 to 1995, Mr. Tindell spent approximately twenty five percent of his time in Central America. During the past three years he has lived in Europe and Asia where his main focus has been on positioning EGT to take advantage of opportunities to bid for both urban and rural infrastructure construction projects in Thailand. EGT has believes they have developed an impressive circle of successful business and government contacts in Thailand and throughout Asia.

         Jeffrey B. Tindell: President, Secretary and Treasurer. Mr. Tindell is head of the corporate offices in Dallas and has maintained the stability of the company while reorganizing the corporation. He has some experience in reorganizing companies on a consulting basis.

         To the knowledge of the Company, no present or former director, executive officer or person nominated to become a director or executive of the Company has ever:

         1) Filed a bankruptcy petition by or against any business of which such person was a general partner or executive officer wither at the time of the bankruptcy or with two years prior to that time;

         2) Had any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

          3) Been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and

         4) Been found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed suspended or vacated.

Item 10.     Executive Compensation

         The Company currently is not now paying, and has not during the past three years, paid any compensation to officers, directors or executives. It does not have any pension, profit-sharing, stock bonus, or other benefit plans. Such plans may be adopted in the future at the discretion of the Board of Directors.

Item 11.     Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the amount and nature of beneficial ownership of each of the executive officers and directors of the Company and each person known to be a beneficial owner of more than five percent of the issued and outstanding shares of the Company as of October 31, 1999. The table sets forth the information based on 17,219,600 common shares issued and outstanding as of October 31, 1999.

                                                Amount and
                     Name of                    Nature of          Percent
                     Beneficial                 Beneficial           of
Title of Class       Owner                      Ownership          Class
--------------------------------------------------------------------------------
Common               James Roach                  511,667           6.06%
                     801 S. St Paul Street
                     Dallas, Texas 75206

Common               Elbert Tindell             1,619,727          19.21%
                     806 S. St Paul Street
                     Dallas, Texas 75206

Common               Elbert & Nancy Tindell     1,576,659          18.70%
                     801 S. St Paul Street
                     Dallas, Texas 75206

Common               All Directors and
                     Officers as a Group        3,708,053          43.97%


         None of the foregoing have any right to acquire other or additional shares of the Company. There is no existing arrangement which may result in a change in control of the Company. However, if an active business is found with which to enter into some form of corporate reorganization, a change in control of the Company will be contemplated as part of such reorganization.

Item 12.     Certain Relationships and Related Transactions

         The only transactions between the Company and any officers, directors or holders of more than five percent of any class of outstanding securities of the issuer involve the issuance of common shares as compensation for services.

         On January 5, 1998 the Board of Directors approved the issuance of 1,396,064 common shares to its officers and directors in exchange for services valued by the company at $69,803 or $0.05 per share.

                                    Part III

Index to Exhibits:

Financial Statements
--------------------

                                                                            Page
                                                                            ----

Balance Sheets dated December 31, 1999 and 1998                              F-2

Statement of Operations for Years Ended December 31, 1999 and 1998           F-3

Statement of Stockholders' Equity and accumulated Deficit for the
Years 1999 and 1998                                                          F-4

Statement of Cash Flows for the Years Ended December 31, 1999 and 1998       F-5





SIGNATURES

         Pursuant to the requirements of Section 12(g) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 9, 2000.

                                ELECTRICAL GENERATION TECHNOLOGY CORPORATION

                                By:  /s/  Jeffrey B. Tindell
                                     ---------------------------------------
                                     Mr. Jeffrey B. Tindell, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 9, 2000.

                                Charles E. Smith

                           Certified Public Accountant

                                 709-B West Rusk
                                    Suite 580
                              Rockwall, Texas 75087

                            TELEPHONE (214) 212-2307



                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Shareholders of Electrical Generation Technology Corporation

         We have audited the accompanying balance sheets of Electrical Generation Technology Corporation as of December 31, 1999 and 1998, and the related statements of operations, stockholders' equity and accumulated deficit, and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Electrical Generation Technology Corporation as of December 31, 1999 and 1998, and the results of operations and its cash flows for the years ended December 31, 1999 and 1998 in conformity with generally accepted accounting principles.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note D to the financial statements the Company is a start up enterprise and presently does not have capital resources which raises doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustment that might arise from the outcome of this uncertainty.

Charles E. Smith
Rockwall, Texas
March 7, 2000

                  ELECTRICAL GENERATION TECHNOLOGY CORPORATION

                                 BALANCE SHEETS
                           December 31, 1999 and 1998



                                     ASSETS

                                                          Dec 31,      Dec 31,
                                                            1999         1998
                                                         ---------    ---------
CURRENT ASSETS:
    Cash                                                 $    --      $    --

OTHER ASSETS
    Organization costs - net                                  --             56
                                                         ---------    ---------

TOTAL ASSETS                                             $    --      $      56
                                                         =========    =========




                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

  Accounts payable                                           5,000
  Accounts payable - related party                           9,954        8,484
  Advances from shareholders                               228,831      228,831
                                                         ---------    ---------
        Total Current Liabilities                          243,785      237,315

STOCKHOLDERS' EQUITY
    Common stock, $0.001 par value, 8,432,670
          and 8,082,670 shares issued and outstanding
          at December 31, 1999 and 1998, respectively        8,433        8,083
    Additional paid-in-capital                             150,516      143,866
    Accumulated Deficit                                   (402,734)    (389,208)
                                                         ---------    ---------
        Total Stockholders' Equity                        (243,785)    (237,259)
                                                         ---------    ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       0           56
                                                         =========    =========









                             See accompanying notes

                  ELECTRICAL GENERATION TECHNOLOGY CORPORATION

                             STATEMENT OF OPERATIONS

                     Years ended December 31, 1999 and 1998

                                                     Year ended    Year ended
                                                    Dec 31, 1999   Dec 31, 1998
                                                    ------------   ------------

REVENUE:                                            $      --      $      --

OPERATING EXPENSE:
    Amortization                                             56             57
    Services - related party                             69,803
    General & administrative                             13,470            500
                                                    -----------    -----------
        Total Operating Expense                          13,526         70,360

                                                    -----------    -----------

NET LOSS                                            ($   13,526)   ($   70,360)
                                                    ===========    ===========


Weighted average shares outstanding                   8,082,670      8,063,546
                                                    ===========    ===========

LOSS PER SHARE                                      ($     0.00)   $     (0.01)
                                                    ===========    ===========















                             See accompanying notes


                  ELECTRICAL GENERATION TECHNOLOGY CORPORATION

            STATEMENT OF STOCKHOLDERS' EQUITY AND ACCUMULATED DEFICIT

                     Years ended December 31, 1999 and 1998



                                      Common                Paid In      Accumulated
                               Shares         Amount        Capital       Deficit       Total
                            --------------------------   --------------------------------------

Balance
        December 31, 1997     6,686,606    $    6,687    $   75,459     (318,848)     (236,702)

Shares issued for services
        January 5, 1998       1,396,064         1,396        68,407       69,803

Net Loss                                                                 (70,360)      (70,360)

                            --------------------------   --------------------------------------
Balance
        December 31, 1998     8,082,670    $    8,083    $  143,866   ($ 389,208)   ($ 237,259)
                            ==========================   ======================================


Shares issued for services
        October 1, 1999         350,000           350         6,650                      7,000

Net Loss                                                                 (13,526)      (13,526)


                            --------------------------   --------------------------------------
Balance
        December 31, 1999     8,432,670    $    8,433    $  150,516   ($ 402,734)   ($ 243,785)
                            ==========================   ======================================











                             See accompanying notes

                  ELECTRICAL GENERATION TECHNOLOGY CORPORATION

                             STATEMENT OF CASH FLOWS

                     Years ended December 31, 1999 and 1998



                                                   Year ended      Year ended
                                                  Dec 31, 1999    Dec 31, 1998
                                                  ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                        (13,526)        (70,360)
    Adjustments to reconcile net loss to net
            cash (used) by operating activities:
                Amortization                             56              57
                Accounts payable                      5,000
                Advances from shareholder             1,470             500
                Stock issued for services             7,000          69,803
                                                   --------        --------
NET CASH (USED) BY OPERATING ACTIVITIES:               --              --


CASH FLOWS FROM INVESTING ACTIVITIES:                  --              --


CASH FLOWS FROM FINANCING ACTIVITIES:
    Sale of common stock                               --              --

                                                   --------        --------

NET INCREASE IN CASH                                   --              --

CASH, BEGINNING OF PERIOD                              --              --
                                                   --------        --------
CASH, END OF PERIOD                                $   --          $   --
                                                   ========        ========






                             See accompanying notes

                  ELECTRICAL GENERATION TECHNOLOGY CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

Note A - Nature of Business  and  Summary of  Significant  Accounting  Policies:
--------------------------------------------------------------------------------
History:
--------
The Company was organized under the laws of the State of Utah on August 3, 1983 under the name of Park Avenue, Inc. and on June 6, 1994 changed its name to Electrical Generation Technology Corporation. The Company has been dormant for the last three years but has signed two letters of intent to purchase assets of a mortgage brokerage business and the assets of company with a fire retardant product.

Basis of Accounting:
--------------------

It is the Company's policy to prepare its financial statements on the accrual basis of accounting in conformity with generally accepted accounting principles. Sales are recorded as income in the period in which they are earned and expenses are recognized in the period in which the related liability is incurred.

Revenue Recognition:
--------------------

Revenue is recognized when work is performed and amount invoiced.

Cash and Cash Equivalents:
--------------------------

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents.

Loss per Common Share:
----------------------

Loss applicable to common share is based on the weighted average number of shares of common stock outstanding during the year.

Accounting Estimates:
---------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the amount reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Income Tax:
-----------

The Company is subject to the greater of federal income taxes computed under the regular system or the alternative minimum tax (ATM) system. The Company uses an asset and liability approach for the accounting and financial reporting of income tax. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the years in which the temporary differences are expected to reverse.

                  ELECTRICAL GENERATION TECHNOLOGY CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 1999 and 1998


Note B - Stockholders' Equity:
------------------------------

Common Stock:
-------------

The Company is authorized to issue 50,000,000 common shares of stock at a par value of $0.001 per share. These shares have full voting rights. At December 31, 1999 and December 31, 1998 there were 8,432,670and 8,082,670 shares outstanding respectively.

The Company has not paid a dividend to its shareholders.

Preferred Stock:
----------------

The Company is authorized to issue 20,000,000 preferred shares of stock at a par value of $1.00. No preferred stock is outstanding.

Note C - Income Taxes:
----------------------

The Company had net operating losses totaling of $84,987 for the periods presented. No deferred tax asset has been recognized for the operating loss as any valuation allowance would reduce the benefit to zero.

Note D - Going Concern:
-----------------------

The Company has minimal capital resources available to meet obligations expected to be incurred given that it is a start up enterprise. Accordingly, the Company's continued existence is dependent upon the successful operation of the Company's plan of operations, selling common stock in the Company, or obtaining financing. Unless these conditions among others are met, the Company may be unable to continue as a going concern.