Form 10QSB
period 2000-03-31
ELECTRICAL GENERATION TECHNOLOGY CORP
filed 2000-05-15
CIK 1089814

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarter ended:                      March 31, 2000

Commission file number:                     000-28169

                  Electrical Generation Technology Corporation
          ------------------------------------------------------------
             (exact name of registrant as specified in its charter)

       Utah                                                       75-2184926
----------------------                                           -----------
(State of Incorporation)                                         (IRS ID No.)


                       806 S. St Paul, Dallas, Texas                75206
        --------------------------------------------------------   --------
             (Address of principal executive offices)             (Zip code)

Registrant's telephone number, including area code: 214-742-1167

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes [   ]   No [   ].


Shares of common stock outstanding at March 31, 2000:

                                                      262,100

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                       Page Number


         Item  1.          Financial Statements                          1 - 6

         Item  2.          Managements's Discussion and Analysis
                          of Financial Condition and Results of

                           Operations                                    7


PART II - OTHER INFORMATION                                              9






                  ELECTRICAL GENERATION TECHNOLOGY CORPORATION

                                 BALANCE SHEETS

                      March 31, 2000 and December 31, 1999



                                     ASSETS

                                                                        Mar 31, 2000         Dec 31, 1999
                                                                       ----------------    -----------------

 CURRENT ASSETS:
     Cash                                                                      $11,742                   $0
     Advances                                                                    1,000
                                                                       ----------------    -----------------
         Total current assets                                                   12,742                    0

                                                                       ----------------    -----------------

 TOTAL ASSETS                                                                  $12,742                   $0
                                                                       ================    =================




              LIABILITIES AND STOCKHOLDERS' EQUITY

 LIABILITIES

   Accounts payable                                                              6,029                5,000
   Accounts payable - related party                                                                   9,954
   Short term notes payable                                                     15,000
   Advances from shareholders                                                                       228,831
                                                                       ----------------    -----------------
         Total Current Liabilities                                             $21,029             $243,785

 STOCKHOLDERS' EQUITY
     Common stock, $0.001 par value, 6,125,527 shares
           issued and outstanding at December 31, 1999 and 1998                 11,893                8,433
     Additional paid-in-capital                                                451,041              150,516

     Accumulated Deficit                                                      (471,221)            (402,734)
                                                                       ----------------    -----------------
         Total Stockholders' Equity                                             (8,287)            (243,785)
                                                                       ----------------    -----------------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     12,742                    0
                                                                       ================    =================





                             See accompanying notes



                  ELECTRICAL GENERATION TECHNOLOGY CORPORATION

                             STATEMENT OF OPERATIONS

                   Three Months Ended March 31, 2000 and 1999



                                                  Three months         Three months
                                                      ended               ended
                                                  Mar 31, 2000         Mar 31, 1999
                                                 ----------------    -----------------


  REVENUE:                                             $    -0-             $    -0-



 OPERATING EXPENSE:
      Amortization                                                                 14
      Consulting                                          65,200
      General & administrative                             3,287
                                                 ----------------    -----------------
          Total Operating Expense                         68,487                   14


                                                 ----------------    -----------------

  NET LOSS                                              ($68,487)                ($14)
                                                 ================    =================


  Weighted average shares outstanding                  8,093,108            8,082,670
                                                 ================    =================

  LOSS PER SHARE                                          ($0.01)              ($0.00)
                                                 ================    =================










                             See accompanying notes



                  ELECTRICAL GENERATION TECHNOLOGY CORPORATION

            STATEMENT OF STOCKHOLDERS' EQUITY AND ACCUMULATED DEFICIT

                 Period from December 31, 1998 to March 31, 2000

                                                       Com mon                  Paid In        Accumulated
                                               Shares         Amount            Capital          Deficit              Total
                                           -----------------------------    ---------------------------------    -----------------

         Balance, December 31, 1988              8,082,670       $8,083             $143,866       ($389,208)           ($237,259)

         Shares issued for services
                 October 1, 1999                   350,000          350                6,650                               $7,000

         Net Loss - 1999                                                                             (13,526)            ($13,526)

                                           -----------------------------    ---------------------------------    -----------------
         Balance, December 31, 1989              8,432,670       $8,433             $150,516       ($402,734)           ($243,785)
                                           ==================================================================    =================

         Shares issued for services
                 March 31, 2000                  3,260,000        3,260               61,940                              $65,200

         Shares issued for debt
                 March 31, 2000                    200,000          200              238,585                             $238,785

         Net Loss - three months                                                                     (68,487)            ($68,487)
                 ended March 31, 2000

                                           -----------------------------    ---------------------------------    -----------------
         Balance, March 31, 2000                11,892,670      $11,893             $451,041       ($471,221)             ($8,287)
                                           ==================================================================    =================





                             See accompanying notes



                  ELECTRICAL GENERATION TECHNOLOGY CORPORATION

                             STATEMENT OF CASH FLOWS

                   Three Months Ended March 31, 2000 and 1999


                                                              Three months         Three months
                                                                  ended               ended
                                                              Mar 31, 2000         Mar 31, 1999
                                                             ----------------    -----------------

 CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                       ($68,487)                ($14)
     Adjustments to reconcile net loss to net
             cash (used) by operating activities:
                 Amortization                                                                  14
                 Accounts payable                                      1,029
                 Stock issued for services                            64,200

                                                             ----------------    -----------------
 NET CASH (USED) BY OPERATING ACTIVITIES:                             (3,258)                   0


 CASH FLOWS FROM INVESTING ACTIVITIES:
     Increase in notes payable - short term                           15,000                    0

 CASH FLOWS FROM FINANCING ACTIVITIES:
     Sale of common stock                                                                       0

                                                             ----------------    -----------------

 NET INCREASE IN CASH                                                $11,742                   $0

 CASH, BEGINNING OF PERIOD                                               -0-                  -0-
                                                             ----------------    -----------------

 CASH, END OF PERIOD                                                 $11,742                   $0
                                                             ================    =================










                             See accompanying notes

                  ELECTRICAL GENERATION TECHNOLOGY CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2000

Note A - Nature of Business  and  Summary of  Significant  Accounting  Policies:
History: The Company was organized under the laws of the State of Utah on August 3, 1983 under the name of Park Avenue, Inc. and on June 6, 1994 changed its name to Electrical Generation Technology Corporation. The Company has been dormant for the last three years but has signed two letters of intent to purchase assets of a mortgage brokerage business and the assets of company with a fire retardant product.

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

                  ELECTRICAL GENERATION TECHNOLOGY CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


                                 March 31, 2000


Note B - Stockholders' Equity:

Common Stock:

The Company is authorized to issue 50,000,000 common shares of stock at a par value of $0.001 per share. These shares have full voting rights. At March 31, 2000 and December 31, 1999 there were 11,892,670 and 8,432,670 shares outstanding respectively.

The Company has not paid a dividend to its shareholders.

Preferred Stock:

The Company is authorized to issue 20,000,000 preferred shares of stock at a par value of $1.00. No preferred stock is outstanding.

Note C - Income Taxes:

The Company had net operating losses totaling of $68,487 for the three months ended March 31, 2000 and a net operating loss of 153,474 to carryforward against operating income. No deferred tax asset has been recognized for the operating loss as any valuation allowance would reduce the benefit to zero.

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

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Business:

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

Following  are  descriptions  of the current  acquisitions  contemplated  by the
Registrant:

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

NO FLAME, L. L. C.
------------------

         No Flame currently provides a business opportunity for applicators and distributors of a patented flame retardant.

         Last year, more than 9,000 people perished in home fires. And untold numbers of family albums, heirlooms, original art, valuable records and cherished pets were lost. Regrettably, every one of those fires could have been prevented with No Flame, a patented colorless, odorless, non-toxic, non-carcinogenic, non-allergenic, skin-safe liquid that flame-proofs any porous surface to which it is applied. That means vulnerable areas of a home, such as floors, ceilings, joists, framing-studs, and roofs can be sprayed with No Flame during construction. In fact, anything treated with No Flame will not catch fire.

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

There have been no economic events or changes that have affected the Registrant, for better or worse, to attract capital and there are no economic trends or uncertainties that the Registrant expects will have a material impact on whether it can attract capital in the future. The market for lease financing still is strong and there are not signs that the economy is slowing to affect that market.

Liquidity

The Registrant has no liquid assets. The only liquidity the Registrant will have will be the sale of stock or from the issuance of stock for an ongoing business.

The Registrant has minimal expenses and no commitments.

Capital Resources

The Registrant's has no capital resources but is planning an offering to sell stock to raise capital for ovehead expenses while it pursues acquiring other companies. As of this date, the only capital the Registrant was able to generate was through short term

The Registrant is planning a private placement offering for the second quarter.

There were no plans or requirements for purchase of capital items during the quarter for company purposes. The Registrant does not foresee any material capital purchase in the coming twelve months.

PART II.     OTHER INFORMATION


Item  1.     Legal Proceedings.

                  The Company is not involved in any legal proceedings.

Item  2.     Changes in Securities.

                  Registrant has made no changes in its securities.

Item  3.     Defaults Upon Senior Securities.

                  Registrant  has  no  senior   securities  and  accordingly  no
defaults.

Item  4.     Submission of Matters to a Vote of Security Holders.

                  Registrant submitted no matters to a vote of security holders.

Item  5.     Other Information.

                  None.

Item 6.      Exhibits and Reports on Form 8-K.

                  None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                Electrical Generation Technology Corporation
                                --------------------------------------------
                                 (Registrant)


                                BY:  /s/  Gary Cain
                                     --------------
                                     Gary Cain
                                Its: President

DATE:   May 10, 2000
        Rockwall, Texas