Form 10QSB
period 2000-06-30
ELECTRICAL GENERATION TECHNOLOGY CORP
filed 2000-08-15
CIK 1089814

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarter ended:               June 30, 2000

Commission file number:              000-28169

                  Electrical Generation Technology Corporation
             -------------------------------------------------------
             (exact name of registrant as specified in its charter)

     Utah                                                      75-2184926
----------------------                                        --------------
(State of Incorporation)                                       (IRS ID No.)


                      806 S. St. Paul, Dallas, Texas             75206
            ---------------------------------------------     ----------
                    (Address of principal executive offices)  (Zip code)

Registrant's telephone number, including area code: 214-742-1167

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ].


Shares of common stock outstanding at June 30, 2000:

                                             11,892,670

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                       Page Number


         Item  1.          Financial Statements                            1 - 4

         Item  2.          Managements's Discussion and Analysis
                           of Financial Condition and Results of
                           Operations                                      5 - 6


PART II - OTHER INFORMATION                                                7



                  ELECTRICAL GENERATION TECHNOLOGY CORPORATION

                                 BALANCE SHEETS
                       June 30, 2000 and December 31, 1999



                                     ASSETS

                                                                   June 30, 2000        Dec 31, 1999
                                                                  ----------------    -----------------

CURRENT ASSETS:
    Cash                                                                       $0                   $0
    Advances                                                                2,750
                                                                  ----------------    -----------------
        Total current assets                                                2,750                    0


                                                                  ----------------    -----------------

TOTAL ASSETS                                                               $2,750                   $0
                                                                  ================    =================




                      LIABILITIES AND STOCKHOLDERS' EQUITY


LIABILITIES
  Cash overdraft                                                            7,502                5,000
  Accounts payable and accrued expenses                                    14,162
  Accounts payable - related party                                                               9,954
  Short term notes payable                                                 50,000
  Advances from shareholders                                                                   228,831
                                                                  ----------------    -----------------
        Total Current Liabilities                                         $71,664             $243,785

STOCKHOLDERS' EQUITY
    Common stock, $0.001 par value, 8,432,670 and 11,892,670
          shares issued and outstanding at June 30, 2000 and
          December 31, 1999 respectively                                   11,893                8,433
    Additional paid-in-capital                                            451,041              150,516
    Accumulated Deficit                                                  (531,848)            (402,734)
                                                                  ----------------    -----------------
        Total Stockholders' Equity                                        (68,914)            (243,785)
                                                                  ----------------    -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  2,750                    0
                                                                  ================    =================










                             See accompanying notes




                  ELECTRICAL GENERATION TECHNOLOGY CORPORATION

                             STATEMENT OF OPERATIONS

                    Three Months Ended June 30, 2000 and 1999



                                                            Three months        Three months
                                                                ended               ended
                                                            June 30, 2000       June 30, 1999
                                                           ----------------    -----------------

REVENUE:                                                   $         -0-       $          -0-

OPERATING EXPENSE:
    Amortization                                                                             14
    General & administrative                                        60,627
                                                           ----------------    -----------------
        Total Operating Expense                                     60,627                   14

                                                           ----------------    -----------------

NET LOSS                                                          ($60,627)                ($14)
                                                           ================    =================


Weighted average shares outstanding                             11,892,670            8,082,670
                                                           ================    =================

LOSS PER SHARE                                                      ($0.01)              ($0.00)
                                                           ================    =================















                             See accompanying notes




                  ELECTRICAL GENERATION TECHNOLOGY CORPORATION

            STATEMENT OF STOCKHOLDERS' EQUITY AND ACCUMULATED DEFICIT

                 Period from December 31, 1998 to June 30, 2000

                                                 Common                   Paid In         Accumulated
                                          Shares        Amount            Capital           Deficit            Total
                                   -----------------------------    ---------------------------------    -----------------
Balance, December 31, 1998                8,082,670      $8,083             $143,866       ($389,208)           ($237,259)

Shares issued for services
        October 1, 1999                     350,000         350                6,650                               $7,000

Net Loss - 1999                                                                              (13,526)            ($13,526)

                                   -----------------------------    ---------------------------------    -----------------
Balance, December 31, 1999                8,432,670      $8,433             $150,516       ($402,734)           ($243,785)
                                   ==================================================================    =================

Shares issued for services
        March 31, 2000                    3,260,000       3,260               61,940                              $65,200

Shares issued for debt
        March 31, 2000                      200,000         200              238,585                             $238,785

Net Loss - three months
        ended March 31, 2000                                                                 (68,487)            ($68,487)

Net Loss - three months
        ended June 30, 2000                                                                  (60,627)            ($60,627)


                                   -----------------------------    ---------------------------------    -----------------
Balance, June 30, 2000                   11,892,670     $11,893             $451,041       ($531,848)            ($68,914)
                                   ==================================================================    =================
















                             See accompanying notes



                  ELECTRICAL GENERATION TECHNOLOGY CORPORATION

                             STATEMENT OF CASH FLOWS

                    Three Months Ended June 30, 2000 and 1999


                                                                Three months         Three months
                                                                    ended               ended
                                                                June 30, 2000       June 30, 1999
                                                               ----------------    -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                          ($60,627)                ($14)
    Adjustments to reconcile net loss to net
            cash (used) by operating activities:
                Amortization                                                                     14
                Current assets                                          (1,750)
                Current liabilities                                      8,133

                                                               ----------------    -----------------
NET CASH (USED) BY OPERATING ACTIVITIES:                               (54,244)                   0


CASH FLOWS FROM INVESTING ACTIVITIES:
    Increase in notes payable - short term                              35,000                    0

CASH FLOWS FROM FINANCING ACTIVITIES:
    Sale of common stock                                                                          0

                                                               ----------------    -----------------

NET INCREASE IN CASH                                                  ($19,244)                  $0

CASH, BEGINNING OF PERIOD                                               11,742                    0
                                                               ----------------    -----------------

CASH, END OF PERIOD                                                    ($7,502)                  $0
                                                               ================    =================











                             See accompanying notes

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


         The Company has been trying to capitalize after laying the groundwork for acquisitions as outlined in previous reports and filings.

         Currently, the Company has a negative cash balance of $7,502 compared with no cash the same period the prior year. The prior year there were no operations and the Company is raising capital by issuing convertible notes through a private placement it started in April of 2000. The notes accrue interest at ten percent. The Company believes that the money it raises in this private placement will give it sufficient capital to allow it to start its plan of operations and get into a revenue generating position and a positive cash flow.

         The Company has started operations of its health personnel placement service and expects revenue from those operations to start in the third quarter. As of this filing, the Company employs three paid employees in its health personnel placement division.

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

                  None.

Item 6.      Exhibits and Reports on Form 8-K.

                  None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.





                                  Electrical Generation Technology Corporation
                                                 (Registrant)


                                  BY:  /s/ Gary L. Cain
                                       ---------------------------------------
                                           Gary L. Cain
                                  Its: President

DATE:   August 15, 2000
        Dallas, Texas