Form 10KSB/A
period 1999-12-31
ELECTRICAL GENERATION TECHNOLOGY CORP
filed 2000-11-20
CIK 1089814

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10K-SB/A

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

                               X    YES                        NO
                           ---------                 ---------

Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 1999:
                                                     $ 48,496

Shares of common stock outstanding at December 31, 1999:   8,557,670

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

         a. In January of 1998 1,521,064 common shares were issued to its officers and directors at a valuation of five cents ($.05) per share in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 (the "Act"). No underwriter was involved in the transactions and no commissions or selling commissions were paid.

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

         Name                      Age    Position                    Held Since

         Elbert G. Tindell         52     Chief Executive Officer     May 1999
         801 S. St Paul Street            Director
         Dallas, Texas 75206

         Jeffrey B. Tindell        24     President, Secretary &      May 1999
         806 S. St Paul Street            Treasurer
         Dallas, Texas 75206

         Elbert G. Tindell: President. Mr. Tindell has over twenty five years experience in national and international business affairs. From 1987 to 1995, Mr. Tindell spent approximately twenty five percent of his time in Central America. During the past three years he has lived in Europe and Asia where his main focus has been on positioning EGT to take advantage of opportunities to bid for both urban and rural infrastructure construction projects in Thailand. EGT believes they have developed an impressive circle of successful business and government contacts in Thailand and throughout Asia.

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
                  801 S. St Paul Street
                  Dallas, Texas 75206
--------------------------------------------------------------------------------


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

         On January 5, 1998 the Board of Directors approved the issuance of 1,521,064 common shares to its officers and directors in exchange for services valued by the company at $76,053 or $0.05 per share.

Part  III

Index to Exhibits:

Financial Statements
--------------------

Balance Sheets dated December 31, 1999 and 1998

Statement of Operations for Years Ended December 31, 1999 and 1998

Statement of Stockholders' Equity and accumulated Deficit for the Years 1999 and 1998

Statement of Cash Flows for the Years Ended December 31, 1999 and 1998



SIGNATURES

         Pursuant to the requirements of Section 12(g) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 9, 2000.

                  ELECTRICAL GENERATION TECHNOLOGY CORPORATION


                           By:  /s/  Gary L. Cain
                                ----------------------------
                                 Mr. Gary L. Cain, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on September 9, 2000.

ELECTRICAL GENERATION TECHNOLOGY CORPORATION

Financial Statements

December 31, 1999 and 1998















                                                     Charles E. Smith
                                                     CERTIFIED PUBLIC ACCOUNTANT

                                Table of Contents


                                                                         Page

Independent Accountant's Report                                            1

Balance Sheets                                                             2

Statement of Operations                                                    3

Statement of Stockholders' Equity and Accumulated Deficit                  4

Statement of Cash Flows                                                    5

Notes to Financial Statements                                            6 - 7


                  ELECTRICAL GENERATION TECHNOLOGY CORPORATION

                                 BALANCE SHEETS
                           December 31, 1999 and 1998



                                     ASSETS
                                     ------

                                                                     Dec 31, 1999        Dec 31, 1998
                                                                   ----------------    -----------------

CURRENT ASSETS:
    Cash                                                                        $0                   $0
    Advances
                                                                   ----------------    -----------------
        Total current assets                                                     0                    0

OTHER ASSETS
    Organization costs - net                                                                         56
                                                                   ----------------    -----------------

TOTAL ASSETS                                                                    $0                  $56
                                                                   ================    =================




                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


LIABILITIES
  Accounts payable                                                           5,000
  Accounts payable - related party                                           9,954                8,484
  Short term notes payable
  Advances from shareholders                                               228,831              228,831
                                                                   ----------------    -----------------
        Total Current Liabilities                                         $243,785             $237,315

STOCKHOLDERS' EQUITY
    Commonstock, $0.001 par value, 8,557,670 and 8,207,670 shares issued and outstanding at December 31, 1999
          and 1998 respectively                                              8,558                8,208
    Additional paid-in-capital                                             150,516              143,866
    Accumulated Deficit                                                   (402,859)            (389,333)
                                                                   ----------------    -----------------
        Total Stockholders' Equity                                        (243,785)            (237,259)
                                                                   ----------------    -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       0                   56
                                                                   ================    =================













                             See accompanying notes

                  ELECTRICAL GENERATION TECHNOLOGY CORPORATION

                             STATEMENT OF OPERATIONS

                 Twelve Months Ended December 31, 1999 and 1998



                                              Twelve months     Twelve months
                                                ended               ended
                                            Dec 31, 1999         Dec 31, 1998
                                           ----------------    -----------------

REVENUE:                                   $          -0-      $           -0-

OPERATING EXPENSE:
    Amortization                                        57                   57
    Services - related party                                             69,803
    General & administrative                         8,470                  500
                                           ----------------    -----------------
        Total Operating Expense                      8,527               70,360

                                           ----------------    -----------------

NET LOSS                                           ($8,527)            ($70,360)
                                           ================    =================


Weighted average shares outstanding              8,207,670            8,186,833
                                           ================    =================

LOSS PER SHARE                                      ($0.00)              ($0.01)
                                           ================    =================



















                             See accompanying notes



                  ELECTRICAL GENERATION TECHNOLOGY CORPORATION

            STATEMENT OF STOCKHOLDERS' EQUITY AND ACCUMULATED DEFICIT

               Period from December 31, 1997 to December 31, 1999




                                              Common                   Paid In        Accumulated
                                      Shares         Amount            Capital          Deficit              Total
                                  -----------------------------    ---------------------------------    -----------------

Balance, December 31, 1987              6,686,606       $6,687              $75,459       ($318,848)           ($236,702)

Shares issued for services
        January 5, 1998                 1,521,064        1,521               68,407                              $69,928

Net Loss - 1998                                                                             (70,485)            ($70,485)

                                  -----------------------------    ---------------------------------    -----------------
Balance, December 31, 1988              8,207,670       $8,208             $143,866       ($389,333)           ($237,259)
                                  ==================================================================    =================

Shares issued for services
        October 1, 1999                   350,000          350                6,650                               $7,000

Net Loss - 1999                                                                             (13,526)            ($13,526)

                                  -----------------------------    ---------------------------------    -----------------
Balance, December 31, 1999              8,557,670       $8,558             $150,516       ($402,859)           ($243,785)
                                  ==================================================================    =================



















                             See accompanying notes



                  ELECTRICAL GENERATION TECHNOLOGY CORPORATION

                             STATEMENT OF CASH FLOWS

                 Twelve Months Ended December 31, 1999 and 1998


                                                              Twelve months      Twelve months
                                                                 ended               ended
                                                             Dec 31, 1999         Dec 31, 1998
                                                            ----------------    -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                        ($8,527)            ($70,360)
    Adjustments to reconcile net loss to net
            cash (used) by operating activities:
                Amortization                                             57                   57
                Advances from shareholder                             1,470                  500
                Stock issued for services                             7,000               69,803

                                                            ----------------    -----------------
NET CASH (USED) BY OPERATING ACTIVITIES:                                  0                    0


CASH FLOWS FROM INVESTING ACTIVITIES:
    Increase in notes payable - short term                                0                    0

CASH FLOWS FROM FINANCING ACTIVITIES:
    Sale of common stock                                                  0                    0

                                                            ----------------    -----------------

NET INCREASE IN CASH                                                     $0                   $0

CASH, BEGINNING OF PERIOD                                               -0-                  -0-
                                                            ----------------    -----------------

CASH, END OF PERIOD                                                      $0                   $0
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

                  ELECTRICAL GENERATION TECHNOLOGY CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 1999 and 1998


Note B - Stockholders' Equity:
------------------------------

Common Stock:
-------------
The Company is authorized to issue 50,000,000 common shares of stock at a par value of $0.001 per share. These shares have full voting rights. At December 31, 1999 and December 31, 1998 there were 8,557,670and 8,207,670 shares outstanding respectively.

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