Form 10QSB/A
period 2000-03-31
ELECTRICAL GENERATION TECHNOLOGY CORP
filed 2000-11-20
CIK 1089814

FORM 10-QSB/A

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarter ended:                      March 31, 2000

Commission file number:                     000-28169

                  Electrical Generation Technology Corporation
        -----------------------------------------------------------------
             (exact name of registrant as specified in its charter)

     Utah                                                75-2184926
----------------------                                 ---------------
(State of Incorporation)                                 (IRS ID No.)


                      806 S. St. Paul, Dallas, Texas       75206
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

                                                    12,017,670

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                       Page Number


         Item  1.          Financial Statements                         1 - 6

         Item  2.          Managements's Discussion and Analysis
                           of Financial Condition and Results of
                           Operations                                       7


PART II - OTHER INFORMATION                                                 8




                  ELECTRICAL GENERATION TECHNOLOGY CORPORATION

                                 BALANCE SHEETS
                      March 31, 2000 and December 31, 1999



                                     ASSETS
                                     ------

                                                                  Mar 31, 2000        Dec 31, 1999
                                                                -----------------   -----------------

CURRENT ASSETS:
    Cash                                                                 $11,742                  $0
    Advances                                                               1,000
                                                                -----------------   -----------------
        Total current assets                                              12,742                   0


                                                                -----------------   -----------------

TOTAL ASSETS                                                             $12,742                  $0
                                                                =================   =================




                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


LIABILITIES
  Accounts payable                                                         6,029               5,000
  Accounts payable - related party                                                             9,954
  Short term notes payable                                                15,000
  Advances from shareholders                                                                 228,831
                                                                -----------------   -----------------
        Total Current Liabilities                                        $21,029            $243,785

STOCKHOLDERS' EQUITY
    Commonstock, $0.001 par value, 12,017,670 and 8,557,670
          shares issued and outstanding at March 31, 2000 and
          December 31, 1999 respectively                                  12,018               8,558
    Additional paid-in-capital                                           451,041             150,516
    Accumulated Deficit                                                 (471,346)           (402,859)
                                                                -----------------   -----------------
        Total Stockholders' Equity                                        (8,287)           (243,785)
                                                                -----------------   -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                12,742                   0
                                                                =================   =================













                             See accompanying notes




                  ELECTRICAL GENERATION TECHNOLOGY CORPORATION

                             STATEMENT OF OPERATIONS

                   Three Months Ended March 31, 2000 and 1999



                                                                      Three months        Three months
                                                                         ended               ended
                                                                      Mar 31, 2000        Mar 31, 1999
                                                                    -----------------   -----------------


REVENUE:                                                            $           -0-     $          -0-

OPERATING EXPENSE:
    Amortization                                                                                      14
    Consulting                                                                65,200
    General & administrative                                                   3,287
                                                                    -----------------   -----------------
        Total Operating Expense                                               68,487                  14

                                                                    -----------------   -----------------

NET LOSS                                                                    ($68,487)               ($14)
                                                                    =================   =================


Weighted average shares outstanding                                        8,218,108           8,207,670
                                                                    =================   =================

LOSS PER SHARE - primary and diluted                                          ($0.01)             ($0.00)
                                                                    =================   =================


















                             See accompanying notes




                  ELECTRICAL GENERATION TECHNOLOGY CORPORATION

            STATEMENT OF STOCKHOLDERS' EQUITY AND ACCUMULATED DEFICIT

                 Period from December 31, 1998 to March 31, 2000

                                                Common                  Paid In        Accumulated
                                        Shares         Amount           Capital          Deficit              Total
                                   ------------------------------   ----------------------------------   -----------------

Balance, December 31, 1998                8,207,670       $8,208            $143,866        ($389,333)          ($237,259)

Shares issued for services
        October 1, 1999                     350,000          350               6,650                               $7,000

Net Loss - 1999                                                                               (13,526)           ($13,526)

                                   ------------------------------   ----------------------------------   -----------------
Balance, December 31, 1999                8,557,670       $8,558            $150,516        ($402,859)          ($243,785)
                                   ===================================================================   =================

Shares issued for services
        March 31, 2000                    3,260,000        3,260              61,940                              $65,200

Shares issued for debt
        March 31, 2000                      200,000          200             238,585                             $238,785

Net Loss - three months                                                                       (68,487)           ($68,487)
        ended March 31, 2000

                                   ------------------------------   ----------------------------------   -----------------
Balance, March 31, 2000                  12,017,670      $12,018            $451,041        ($471,346)            ($8,287)
                                   ===================================================================   =================





















                             See accompanying notes



                  ELECTRICAL GENERATION TECHNOLOGY CORPORATION

                             STATEMENT OF CASH FLOWS

                   Three Months Ended March 31, 2000 and 1999


                                                                     Three months        Three months
                                                                        ended               ended
                                                                     Mar 31, 2000        Mar 31, 1999
                                                                   -----------------   -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                               ($68,487)               ($14)
    Adjustments to reconcile net loss to net
            cash (used) by operating activities:
                Amortization                                                                         14
                Accounts payable                                              1,029
                Stock issued for services                                    64,200

                                                                   -----------------   -----------------
NET CASH (USED) BY OPERATING ACTIVITIES:                                     (3,258)                  0


CASH FLOWS FROM INVESTING ACTIVITIES:
    Increase in notes payable - short term                                   15,000                   0

CASH FLOWS FROM FINANCING ACTIVITIES:
    Sale of common stock                                                                              0

                                                                   -----------------   -----------------

NET INCREASE IN CASH                                                        $11,742                  $0

CASH, BEGINNING OF PERIOD                                                       -0-                 -0-
                                                                   -----------------   -----------------

CASH, END OF PERIOD                                                         $11,742                  $0
                                                                   =================   =================


















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

                  ELECTRICAL GENERATION TECHNOLOGY CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2000


Note B - Stockholders' Equity:
------------------------------

Common Stock:
-------------
The Company is authorized to issue 50,000,000 common shares of stock at a par value of $0.001 per share. These shares have full voting rights. At March 31, 2000 and December 31, 1999 there were 12,017,670 and 8,557,670 shares outstanding respectively.

The Company has not paid a dividend to its shareholders.

Preferred Stock:
----------------

The Company is authorized to issue 20,000,000 preferred shares of stock at a par value of $1.00. No preferred stock is outstanding.

Note C - Income Taxes:
----------------------

The Company had net operating losses totaling of $68,487 for the three months ended March 31, 2000 and a net operating loss of $153,474 to carryforward against operating income. No deferred tax asset has been recognized for the operating loss as any valuation allowance would reduce the benefit to zero.

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

         Currently, the Company has a positive cash balance of $11,742 compared with no cash the same period the prior year. The Company has raised funds through the issuance of notes which are convertible into common stock of the Company. The prior year there were no operations and the Company is raising capital by issuing convertible notes through a private placement it started in April of 2000. The notes accrue interest at ten percent. The Company believes that the money it raises in this private placement will give it sufficient capital to allow it to start its plan of operations and get into a revenue generating position and a positive cash flow.

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





                                 Electrical Generation Technology Corporation
                                 --------------------------------------------
                                  (Registrant)


                                 BY: /S/  Gary L. Cain
                                    ------------------------------------------
                                      Gary L. Cain
                                 Its: President

DATE:   September 9, 2000
            Dallas, Texas