Form 10QSB/A
period 2000-06-30
ELECTRICAL GENERATION TECHNOLOGY CORP
filed 2000-11-20
CIK 1089814

FORM 10-QSB/A

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarter ended:                June 30, 2000

Commission file number:               000-28169

                  Electrical Generation Technology Corporation
        -----------------------------------------------------------------
             (exact name of registrant as specified in its charter)

     Utah                                                  75-2184926
----------------------                                   ---------------
(State of Incorporation)                                   (IRS ID No.)


                       806 S. St. Paul, Dallas, Texas             75206
                      ----------------------------------------   ----------
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

                                 BALANCE SHEETS
                       June 30, 2000 and December 31, 1999



                                     ASSETS

                                                                   June 30, 2000        Dec 31, 1999
                                                                  -----------------    ----------------

CURRENT ASSETS:
    Cash                                                                        $0                  $0
    Advances                                                                 2,750
                                                                  -----------------    ----------------
        Total current assets                                                 2,750                   0


                                                                  -----------------    ----------------

TOTAL ASSETS                                                                $2,750                  $0
                                                                  =================    ================




                      LIABILITIES AND STOCKHOLDERS' EQUITY


LIABILITIES
  Cash overdraft                                                             7,502               5,000
  Accounts payable and accrued expenses                                     14,162
  Accounts payable - related party                                                               9,954
  Short term notes payable                                                  50,000
  Advances from shareholders                                                                   228,831
                                                                  -----------------    ----------------
        Total Current Liabilities                                          $71,664            $243,785

STOCKHOLDERS' EQUITY
    Commonstock,  $0.001 par value, 8,432,670 and 12,020,170
          shares issued and outstanding at June 30, 2000 and
          December 31, 1999 respectively                                    11,893               8,433
    Additional paid-in-capital                                             451,041             150,516
    Accumulated Deficit                                                   (531,848)           (402,734)
                                                                  -----------------    ----------------
        Total Stockholders' Equity                                         (68,914)           (243,785)
                                                                  -----------------    ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   2,750                   0
                                                                  =================    ================












                             See accompanying notes




                  ELECTRICAL GENERATION TECHNOLOGY CORPORATION

                             STATEMENT OF OPERATIONS

                    Three Months Ended June 30, 2000 and 1999



                                                       Three months        Three months
                                                          ended                ended
                                                      June 30, 2000        June 30, 1999
                                                     -----------------    ----------------


REVENUE:                                             $           -0-      $          -0-

OPERATING EXPENSE:
    Amortization                                                                       14
    General & administrative                                   60,627
                                                     -----------------    ----------------
        Total Operating Expense                                60,627                  14

                                                     -----------------    ----------------

NET LOSS                                                     ($60,627)               ($14)
                                                     =================    ================


Weighted average shares outstanding                        11,892,670           8,082,670
                                                     =================    ================

LOSS PER SHARE                                                 ($0.01)             ($0.00)
                                                     =================    ================















                             See accompanying notes





                  ELECTRICAL GENERATION TECHNOLOGY CORPORATION

            STATEMENT OF STOCKHOLDERS' EQUITY AND ACCUMULATED DEFICIT

                 Period from December 31, 1998 to June 30, 2000

                                              Common                   Paid In       Accumulated
                                      Shares         Amount            Capital         Deficit               Total
                                 ------------------------------    ---------------------------------    ----------------


Balance, December 31, 1998              8,082,670       $8,083            $143,866        ($389,208)          ($237,259)

Shares issued for services
        October 1, 1999                   350,000          350               6,650                               $7,000

Net Loss - 1999                                                                             (13,526)           ($13,526)

                                 ------------------------------    ---------------------------------    ----------------
Balance, December 31, 1999              8,432,670       $8,433            $150,516        ($402,734)          ($243,785)
                                 ===================================================================    ================

Shares issued for services
        March 31, 2000                  3,260,000        3,260              61,940                              $65,200

Shares issued for debt
        March 31, 2000                    200,000          200             238,585                             $238,785

Net Loss - three months
        ended March 31, 2000                                                                (68,487)           ($68,487)

Net Loss - three months
        ended June 30, 2000                                                                 (60,627)           ($60,627)


                                 ------------------------------    ---------------------------------    ----------------
Balance, June 30, 2000                 11,892,670      $11,893            $451,041        ($531,848)           ($68,914)
                                 ===================================================================    ================



















                             See accompanying notes




                  ELECTRICAL GENERATION TECHNOLOGY CORPORATION

                             STATEMENT OF CASH FLOWS

                    Three Months Ended June 30, 2000 and 1999


                                                             Three months        Three months
                                                                ended                ended
                                                            June 30, 2000        June 30, 1999
                                                           -----------------    ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                       ($60,627)               ($14)
    Adjustments to reconcile net loss to net
            cash (used) by operating activities:
                Amortization                                                                 14
                Current assets                                       (1,750)
                Current liabilities                                   8,133

                                                           -----------------    ----------------
NET CASH (USED) BY OPERATING ACTIVITIES:                            (54,244)                  0


CASH FLOWS FROM INVESTING ACTIVITIES:
    Increase in notes payable - short term                           35,000                   0

CASH FLOWS FROM FINANCING ACTIVITIES:
    Sale of common stock                                                                      0

                                                           -----------------    ----------------

NET INCREASE IN CASH                                               ($19,244)                 $0

CASH, BEGINNING OF PERIOD                                            11,742                   0
                                                           -----------------    ----------------

CASH, END OF PERIOD                                                 ($7,502)                 $0
                                                           =================    ================



















                             See accompanying notes

                  ELECTRICAL GENERATION TECHNOLOGY CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2000

Note A - Nature of Business  and  Summary of  Significant  Accounting  Policies:
History:
--------------------------------------------------------------------------------

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

                  ELECTRICAL GENERATION TECHNOLOGY CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2000


Note B - Stockholders' Equity:
------------------------------

Common Stock:
-------------
The Company is authorized to issue 50,000,000 common shares of stock at a par value of $0.001 per share. These shares have full voting rights. At June 30, 2000 and December 31, 1999 there were 12,017,670 and 8,557,670 shares outstanding respectively.

The Company has not paid a dividend to its shareholders.

Preferred Stock:
----------------
The Company is authorized to issue 20,000,000 preferred shares of stock at a par value of $1.00. No preferred stock is outstanding.

Note C - Income Taxes:
----------------------
The Company had net operating losses totaling of $60,627 for the three months ended June 30, 2000 and a net operating loss of $214,101 to carryforward against operating income. No deferred tax asset has been recognized for the operating loss as any valuation allowance would reduce the benefit to zero.

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





                                    Electrical Generation Technology Corporation
                                    --------------------------------------------
                                     (Registrant)


                                    BY: /s/  Gary L. Cain
                                       -----------------------------------------
                                         Gary L. Cain
                                    Its: President

DATE:   September 9, 2000
        Dallas, Texas