Form 10QSB
period 2000-09-30
ELECTRICAL GENERATION TECHNOLOGY CORP
filed 2000-11-20
CIK 1089814

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarter ended:             September 30, 2000

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


Shares of common stock outstanding at September 30, 2000:

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

                                 BALANCE SHEETS
                    September 30, 2000 and December 31, 1999



                                     ASSETS
                                     ------

                                                                             June 30, 2000        Dec 31, 1999
                                                                           -----------------    ----------------

 CURRENT ASSETS:
     Accounts receivable                                                            $11,334                  $0
     Advances                                                                         2,750
                                                                           -----------------    ----------------
         Total current assets                                                        14,084                   0

 PROPERTY, PLANT & EQUIPMENT:
     Furniture & fixtures                                                             3,451
     Accumulated depreciation                                                          (173)
                                                                           -----------------    ----------------
         Total property, plant & equipment                                            3,278

                                                                           -----------------    ----------------

 TOTAL ASSETS                                                                       $17,362                  $0
                                                                           =================    ================




                      LIABILITIES AND STOCKHOLDERS' EQUITY


 LIABILITIES:
   Cash overdraft                                                                    16,981
   Accounts payable and accrued expenses                                             46,639               5,000
   Accounts payable - related party                                                  11,348               9,954
   Short term notes payable                                                          65,000
   Advances from shareholders                                                                           228,831
                                                                           -----------------    ----------------
         Total Current Liabilities                                                 $139,968            $243,785

 STOCKHOLDERS' EQUITY:
     Commonstock, $0.001 par value, 12,017,670 and 8,557,670 shares issued and outstanding at September 30, 2000 and
           December 31, 1999 respectively                                            12,018               8,558
     Additional paid-in-capital                                                     451,041             150,516
     Accumulated Deficit                                                           (585,665)           (402,859)
                                                                           -----------------    ----------------
         Total Stockholders' Equity                                                (122,606)           (243,785)
                                                                           -----------------    ----------------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          17,362                   0
                                                                           =================    ================








                             See accompanying notes




                  ELECTRICAL GENERATION TECHNOLOGY CORPORATION

                             STATEMENT OF OPERATIONS

                 Three Months Ended September 30, 2000 and 1999



                                                            Three months        Three months
                                                               ended                ended
                                                           Sept 30, 2000        Sept 30, 1999
                                                          -----------------    ----------------


 REVENUE:                                                          $11,334                  $0

 OPERATING EXPENSE:
     Amortization                                                      173
     General & administrative                                       64,853
                                                          -----------------    ----------------
         Total Operating Expense                                    65,026                   0

                                                          -----------------    ----------------

 NET LOSS                                                         ($53,692)                 $0
                                                          =================    ================


 Weighted average shares outstanding                            12,017,670           8,207,670
                                                          =================    ================

 LOSS PER SHARE                                                     ($0.00)              $0.00
                                                          =================    ================


















                             See accompanying notes




                  ELECTRICAL GENERATION TECHNOLOGY CORPORATION

            STATEMENT OF STOCKHOLDERS' EQUITY AND ACCUMULATED DEFICIT

               Period from December 31, 1998 to September 30, 2000

                                               Common                   Paid In       Accumulated
                                       Shares         Amount            Capital         Deficit               Total
                                  ------------------------------    ---------------------------------    ----------------


 Balance, December 31, 1998              8,207,670       $8,208            $143,866        ($389,333)          ($237,259)

 Shares issued for services
         October 1, 1999                   350,000          350               6,650                               $7,000

 Net Loss - 1999                                                                             (13,526)           ($13,526)

                                  ------------------------------    ---------------------------------    ----------------
 Balance, December 31, 1999              8,557,670       $8,558            $150,516        ($402,859)          ($243,785)
                                  ===================================================================    ================

 Shares issued for services
         March 31, 2000                  3,260,000        3,260              61,940                              $65,200

 Shares issued for debt
         March 31, 2000                    200,000          200             238,585                             $238,785

 Net Loss - three months
         ended March 31, 2000                                                                (68,487)           ($68,487)

 Net Loss - three months
         ended June 30, 2000                                                                 (60,627)           ($60,627)


                                  ------------------------------    ---------------------------------    ----------------
 Balance, June 30, 2000                 12,017,670      $12,018            $451,041        ($531,973)           ($68,914)
                                  ===================================================================    ================


 Net Loss - three months
         ended September 30, 2000                                                            (53,692)           ($53,692)


                                  ------------------------------    ---------------------------------    ----------------
 Balance, September 30, 2000            12,017,670       12,018             451,041         (585,665)           (122,606)
                                  ===================================================================    ================















                             See accompanying notes



                  ELECTRICAL GENERATION TECHNOLOGY CORPORATION

                             STATEMENT OF CASH FLOWS

                 Three Months Ended September 30, 2000 and 1999


                                                                    Three months        Three months
                                                                       ended                ended
                                                                   Sept 30, 2000        Sept 30, 1999
                                                                  -----------------    ----------------

 CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                             ($53,692)                 $0
     Adjustments to reconcile net loss to net
             cash (used) by operating activities:
                 Depreciation                                                  173
                 Increase/decrease in current assets                       (11,334)
                 Increase/decrease in current liabilities                   43,825

                                                                  -----------------    ----------------
 NET CASH (USED) BY OPERATING ACTIVITIES:                                  (21,028)                  0


 CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of fixed assets                                               (3,451)                  0

 CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase in notes payable - short term                                 15,000                   0

                                                                  -----------------    ----------------

 NET INCREASE IN CASH                                                      ($9,479)                 $0

 CASH, BEGINNING OF PERIOD                                                  (7,502)                  0
                                                                  -----------------    ----------------

 CASH, END OF PERIOD                                                      ($16,981)                 $0
                                                                  =================    ================





















                             See accompanying notes

                  ELECTRICAL GENERATION TECHNOLOGY CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2000

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

                  ELECTRICAL GENERATION TECHNOLOGY CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2000


Note B - Stockholders' Equity:
------------------------------

Common Stock:
-------------
The Company is authorized to issue 50,000,000 common shares of stock at a par value of $0.001 per share. These shares have full voting rights. At September 30, 2000 and December 31, 1999 there were 12,017,670 and 8,557,670 shares outstanding respectively.

The Company has not paid a dividend to its shareholders.

Preferred Stock:
----------------

The Company is authorized to issue 20,000,000 preferred shares of stock at a par value of $1.00. No preferred stock is outstanding.

Note C - Income Taxes:
----------------------

The Company had net operating losses totaling of $53,692 for the three months ended September 30, 2000 and a net operating loss of $267,793 to carryforward against operating income. No deferred tax asset has been recognized for the operating loss as any valuation allowance would reduce the benefit to zero.

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

         Currently, the Company has a negative cash balance of compared with no cash the same period the prior year. The prior year there were no operations and the Company is raising capital by issuing convertible notes through a private placement it started in April of 2000. The notes accrue interest at ten percent. The Company believes that the money it raises in this private placement will give it sufficient capital to allow it to start its plan of operations and get into a revenue generating position and a positive cash flow.

         The Company has started operations of its health personnel placement service and has started to bill customers for these services. As of September 30, 2000, the Company employed three paid employees in its health personnel placement division, with other employees paid as they perform work for the customers of the Company. The Company believes that the foundation that has been laid will provide the framework for a profitable operations from its health personnel placement service.

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

DATE:   November 13, 2000
            Dallas, Texas