Form 10KSB
period 2000-12-31
ELECTRICAL GENERATION TECHNOLOGY CORP
filed 2001-04-16
CIK 1089814

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

       [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 2000, or

       [ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _____ to _____.

                  ELECTRICAL GENERATION TECHNOLOGY CORPORATION
               (Name of the Small Business Issuer in its charter)

       Utah                       000-28169                75-2184926
(State of incorporation)  (Commission File Number) (Employer Identification No.)

            24165 IH 10 West, Suite 217125, San Antonio, TX    78257
                  (Address of principal offices)             (Zip Code)

Issuer's telephone number:   (210) 697-8550

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

Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 1999: $ -.00-

Shares of common stock outstanding at December 31, 2000: 12,089,670

PART I

Item 1.     Description of Business

General
         Electrical Generation Technology Corporation (the "Company"), a Utah corporation, was incorporated under the name of Park Avenue, Inc. on August 3, 1983. The Company changed the name to Electrical Generation Technology Corporation on June 6, 1994. The company engaged in operations as an engineering company for electrical instrumentation and utility construction projects. EGT's past customers have been federal, state and municipal governments. The scope of projects completed has ranged from wastewater treatment plants, sludge plants, and power generation plants to various military applications of electrical installations. The company has had no new contracts in the last four years.

         EGT has designed and patented the Hydrogen Ignition Power Plant, a solar powered system, which produces large quantities of electrical power while reducing the CO 2, emissions normally found in coal-fired electrical plants, resulting in a cleaner environment. EGT's work in electronics and logic control systems led to new developments in the technology now known as optoelectronics-the marriage of light and electricity. The marketing of this technology has not begun.

         On November 17, 1999 the Company filed form 10SB12G with the Securities and Exchange Commission. The application was approved in December of 1999. In order to resume trading on the OTC Bulletin Board, on March 5, 2000 the Company filed form 15c2-11 with NASD Regulation. The application is pending approval.

         The Company started operations of a health personnel placement service, which targeted customers for these services. As of September 30, 2000, the Company employed three paid employees in its health personnel placement division, with other employees paid as they perform work for the customers of the Company. The Company believed that the foundation, which was laid, would provide the framework for profitable operations from its health personnel placement service. The Company suspended operations of its health personnel placement division in 2000 when it became apparent that the capital requirements to operate the division would outpace the Company's ability to acquire the capital. Although the Company had established sources of capital, the advance of funds for the capital sources where predicated on the Company resuming trading on the OTC Bulletin Board.

         Today the Company has a clear growth strategy to acquire high quality lodging assets, at attractive prices in prime urban and resort locations, which have the potential for significant capital appreciation. While the Company directs its focus towards mergers and acquisitions of suitable companies and lodging properties, The Company will continue development of an Environmental System, a comprehensive waste-to-energy program, accomplished by applying new-patented technology and systems design to solid waste management and wastewater treatment. The Environmental System could produce large quantities of usable electric power, produce pure water, and could significantly reduce the need for landfill. The Company will accomplish this by spinning off the Environmental System into a separate company involved in the field of Enviromental Services. At the time of the spin off the Company will contribute its name to the new company and take on a hospitality name. The main focus of the Enviromental Services Company will be the acquistion of water rights and distributions systems while continuing work on additional designs and patens related to the Hydrogen Ignition Power Plant and the Environmental System. Through consolidation and expansion of companies and properties the Company intends to maximize net profits providing for a higher rate of return to stockholders.

         The Company's strategy will be to acquire full-service, luxury and business, lodging properties where attention to quality should contributes to high levels of guest satisfaction and superior returns. The Company will attempt to establish a significant presence in the luxury lodging market.

         The Company believes our high-end strategy will enhance performance increasing occupancy and average daily room rates. By focusing on urban, resort/ convention and airport properties in top markets we believe we can help ensure above average room demand, limit competition and, have the greatest opportunities for asset appreciation.

         The Company believes that nothing is more important than branding in attracting customers. The Company intends to acquire the best brands in the industry. Our multi-brand strategy will help capture brand-loyal travelers while expanding our acquisition possibilities.

         Management of our properties will contribute significantly in our strategy of operating luxury properties where attention to detail and quality services contributes to high levels of guest satisfaction and superior returns. The Company will seek out the best in management companies to assist in this regard.

         Mergers and acquisitions will be the financial portal for the Company and will serve as the primary basis for the Company's initial revenue and profits. Through the acquisition of suitable properties and companies with long-term seasoned management and a profitable operating history, the Company believes it could build a base to increase stockholders equity.

         The Company intends to finance its initial acquisitions through conventional mortgage debt. The properties could be initially financed on an interim loan basis. Initial terms may be interest only for 2 years at market spreads over Libor. With the continued downturn pressure on rates, the Company believes initial rates will be favorable. As rates are expected to continue to drop the Company will then negotiate long-term fixed rate permanent financing, which should allow the Company to lock in low fixed rates for up to 10 years, allowing the Company to maximize return on investment.

         The Company has no paid employees at present although the officers serve without remuneration.

Item 2.     Description of Property.

         The Company presently maintains its executive offices at the offices of the Chief Executive Offer, located at 24165 IH 10 West, Suite 217125 San Antonio, Texas 78257 Mr. Cain is donating office space to the Company without charge. The Company plans to lease its own office space in the near future.

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

         The Company had approximately 200 shareholders as of December 31, 2000

          Calendar Quarter Ending            High              Low
          ---------------------------------------------------------
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

The above chart reflects the trading range during each quarter. Trading was suspended in November 1999. Application is pending with NASD to resume trading on the OTC Bulletin Board.

Since January of 2000 the Company has engaged in the following sales of unregistered securities.

         a. On March 31,2000, 3,200,000 common shares were issued to Lyn Family Holdings, at a valuation of $64,000, in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 (the "Act"). Gary L. Cain has the power to vote shares held by Lyn Family Holdings. On March 31, 2000, 200,000 shares were issued to Elbert Gene Tindell in exchange for settlement of debt in the amount of $238,785, in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 (the "Act"). From January 1, 2000 to December 31, 2000 the Company issued an additional 52,000 common shares to 14 investors for a total of $57,000.00, in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 (the "Act"). No underwriter was involved in the transactions and no commissions or selling commissions were paid.

Item 6.  Management's Discussion and Analysis or Plan of Operation

         The Company believes its plan to acquire full-service, luxury and business lodging properties which demonstrate profitability, managed by seasoned management companies will satisfy its cash requirements. Acquisitions will be effected through mortgage debt, equity credit lines and stock exchanges. Although the company may raise capital through the sale of stock in the future it is not believed to be necessary to sustain operations.

         The Company, will employee key management and accounting personal in the future. Employee growth will occur as mergers and acquisitions occur. The company intends to maintain a zero net effect to employee cost by consolidating duplicate functions with merged or acquired properties.

Item 7.   Financial Statements.

         The financial statements dated December 31, 2000 are incorporated by reference and attached as an exhibit to this document.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         The Company has not had any disagreements with its accountants regarding accounting and financial disclosure.

PART  III

Item 9.     Directors and Executive Officers, Promoters and Control Persons.

         The following table lists the names and ages of the executive officers, directors and key consultants of the Company. The directors will continue to serve until the next annual shareholders meeting, scheduled for May, 2001, or until there successors are elected and qualified. All officers serve at the discretion of the Board of Directors.

      Name                             Age  Position                  Held Since


      Elbert G. Tindell                53   Chairman of the Board     May 1999
      801 S. St Paul Street                 Director
      Dallas, Texas 75206

      Gary L. Cain                     44   Chief Executive Officer   March 2000
      24165 IH 10 West, Suite 217125        Director
      Dallas, Texas 78257

      Charles Smith                    43   Secretary / Treasure      March 2000
      709-B West Rusk, Suite 550            Director
      Rockwall, Texas 78087

         Elbert Gene Tindell. Mr. Tindell, now Chairman, has been President and Director of the Company since 1994. He is responsible for the design of the HIPP and the patent the Company holds. Mr. Tindell has been involved in the acquisition, reorganization and development of public companies since 1989. He currently sits on the Board of directors and serves as Chief Executive Officer or Chairman of the Board of 4 public companies. In the last 15 years Mr. Tindell has traveled the world developing relationships with some of the world largest International Banks as well as heads of countries. These relationships have proven a valuable resource to the Company. Mr. Tindell a known as one of today's leading technologists. He has pioneered technologies in the fields of power, water, waste and digital services Jeffrey B. Tindell: President, Secretary and Treasurer. Mr. Tindell is head of the corporate offices in Dallas and has maintained the stability of the company while reorganizing the corporation. He has some experience in reorganizing companies on a consulting basis.

Gary L. Cain. Mr. Cain is CEO of the Company and a Director since April 1, 2000. He is responsible for the reorganization efforts and the vision of the Company. He is an Executive Officer with over 20 years of management, leadership, and business experience including business startups, reorganizations, mergers and acquisitions. Mr. Cain has been involved in the design, development and management of over one hundred thousand acres of residential and commercial property, over one million square feet of commercial developments including, office buildings, shopping centers, apartments, condominiums, hotels and motels. His responsibilities have included executive responsibility of a public company; business and marketing plan development, strategic planning, finance, budgeting, sales development and growth, selection and placement of key management personnel.

Charles Smith. Mr. Smith graduated from Boston University, Boston, and Massachusetts in 1979 and since that time has been a Certified Public Accountant involved in all phases of business including audit and tax matters. He has served as a consultant to various companies ranging from large public companies to an art distribution company and a junior resource company, which is developing a gold property in Somalia State, Mexico. Mr. Smith's business affiliations during the last five years follow: Chairman - Dynacap Group, Ltd. - a consulting and management firm - 1992 to the present; Sole proprietor as a Certified Public Accountant - 1983 to the present; Sole officer and Director - MC Cambridge, Inc. - a financial consulting firm - 1997 to present; Sole officer and director - Asset Servicing Corporation - a leasing company - 1998 to present.

         To the knowledge of the Company, no present or former director, executive officer or person nominated to become a director or executive of the Company has ever:

         1) Filed a bankruptcy petition by or against any business of which such person was a general partner or executive officer whether at the time of the bankruptcy or with two years prior to that time;

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

Item 10.    Executive Compensation

         The Company currently is not now paying, and has not during the past three years, paid any compensation to officers, directors or executives. It does not have any pension, profit sharing, stock bonus, or other benefit plans. Such plans may be adopted in the future at the discretion of the Board of Directors.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth the amount and nature of beneficial ownership of each of the executive officers and directors of the Company and each person known to be a beneficial owner of more than five percent of the issued and outstanding shares of the Company as of December 31, 2000. The table sets forth the information based on 12,089,670 common shares issued and outstanding as of December 31, 2000.

                                                     Amount and
                   Name of                           Nature of           Percent
                   Beneficial                        Beneficial            of
Title of Class     Owner                             Ownership            Class
--------------     -------------------------         ----------          -------

Common             Elbert Tindell                    1,619,727           13.39%
                   1930 Slumber Pass
                   San Antonio, Texas 78258

Common             Elbert & Nancy Tindell            1,576,659           13.04%
                   1930 Slumber Pass
                   San Antonio, Texas 78258


Common             Elbert Tindell                      200,000            .016%
                   1930 Slumber Pass
                   San Antonio, Texas 78258


Common             Lyn Family Holdings (1)           3,200,000           26.46%
                   214165 IH 10 West,
                   Suite 217125
                   San Antonio, Texas 78257

Common             All Directors and
                   Officers as a Group               6,596,386           54.56%

(1) Gary L. Cain has the power to vote the shares owned by Lyn Family Holdings.


         None of the foregoing has any right to acquire other or additional shares of the Company. There is no existing arrangement, which may result in a change in control of the Company.

Item 12.     Certain Relationships and Related Transactions

         The only transactions between the Company and any officers, directors or holders of more than five percent of any class of outstanding securities of the issuer involve the issuance of common shares as compensation for services.

         On March 31,2000, 3,200,000 common shares were issued to Lyn Family Holdings, at a valuation of $64,000, in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 (the "Act"). Gary L. Cain has the power to vote shares held by Lyn Family Holdings. On March 31, 2000, 200,000 shares were issued to Elbert Gene Tindell in exchange for settlement of debt in the amount of $238,785, in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 (the "Act").

Part  III

Index to Exhibits:

Financial Statements
--------------------

Balance Sheets dated December 31, 2000 and 1999............................. F-4

Statement of Operations for Years Ended December 31, 2000 and 1999.......... F-5

Statement of Stockholders' Equity and accumulated Deficit for the
Years 2000 and 1999......................................................... F-6

Statement of Cash Flows for the Years Ended December 31, 2000 and 1999...... F-7


SIGNATURES

         Pursuant to the requirements of Section 12(g) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 14, 2001.

                           ELECTRICAL GENERATION TECHNOLOGY CORPORATION


                           By:  /s/  Charles Smith
                           --------------------------------------------
                                 Mr. Charles Smith, Secretary/Treasurer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 14, 2001.

                  ELECTRICAL GENERATION TECHNOLOGY CORPORATION


                                TABLE OF CONTENTS



                                                                      Page

Report of Independent Certified Public Accountants
   Killman, Murrell & Co., P.C.                                       F-2

   Charles E. Smith                                                   F-3

Financial Statements

   Balance Sheets                                                     F-4

   Statements of Operations                                           F-5

   Statements of Stockholders' Deficit                                F-6

   Statements of Cash Flows                                           F-7

   Notes to Financial Statements                                      F-8

                        Killman, Murrell & Company, P.C.
                          Certified Public Accountants

505 N. Big Spring, Suite 603     1931 E. 37th, Suite 7     14810 Le Grande Drive
   Midland, Texas  79701         Odessa, Texas 79762       Addison, Texas 75001
      (915) 686-9381           (915) 363-0067/550-4910        (972) 991-9324
    Fax (915) 684-6722            Fax (915) 363-0376        Fax (972) 991-9323



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of Electrical Generation Technology Corporation
San Antonio, Texas

We have audited the accompanying balance sheet of Electrical Generation Technology Corporation as of December 31, 2000, and the related statements of operations, stockholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Electrical Generation Technology Corporation as of December 31, 2000, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 4 to the financial statements conditions exist which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to raise sufficient capital to sustain its operations. The financial statements do not include any adjustment that might arise from the outcome of this uncertainty.




/s/  Killman, Murrell & Company, P.C.
-------------------------------------
     Killman, Murrell & company, P.C.


Odessa, Texas
April 9, 2001

                                Charles E. Smith

                           Certified Public Accountant
                                 709-B West Rusk
                                    Suite 580
                              Rockwall, Texas 75087

                            Telephone (214) 212-2307



                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Shareholders of Electrical Generation Technology Corporation


     I have audited the accompanying balance sheets of Electrical Generation Technology Corporation as of December 31, 1999 and 1998, and the related statements of operations, stockholders' equity and accumulated deficit, and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

     I conducted our audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

     In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Electrical Generation Technology Corporation as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998, in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 4 to the financial statements the Company is a start up enterprise and presently does not have capital resources, which raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustment that might arise from the outcome of this uncertainty.



/s/  Charles E. Smith
----------------------
     Charles E. Smith
     Rockwall, Texas
     March 7, 2000



                  ELECTRICAL GENERATION TECHNOLOGY CORPORATION

                                 BALANCE SHEETS

                           DECEMBER 31, 2000 AND 1999


                                     ASSETS

                                                                                  2000             1999
                                                                               ------------      ------------


CURRENT ASSETS
   Cash                                                                        $          -      $          -
                                                                               ------------      ------------

              TOTAL CURRENT ASSETS                                                        -                 -
                                                                               ------------      ------------

OTHER ASSETS                                                                              -                 -
                                                                               ------------      ------------

              TOTAL OTHER ASSETS                                                          -                 -
                                                                               ------------      ------------

              TOTAL ASSETS                                                     $          -      $          -
                                                                               ============      ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Cash Overdraft                                                              $        170      $          -
   Accounts Payable                                                                  11,823             5,000
   Accounts Payable - Related Parties and Affiliates                                  7,648                 -
   Accrued Liabilities                                                               59,104                 -
   Advances from Shareholders                                                        81,452           238,785
                                                                               ------------      ------------

         TOTAL CURRENT LIABILITIES                                                  160,197           243,785
                                                                               ------------      ------------

STOCKHOLDERS' EQUITY
   Preferred Stock, $1 par value, 20,000,000 authorized, none issued                      -                 -
   Common Stock, $0.001 par value, 50,000,000 shares authorized,
     12,089,670 and 8,557,670 shares issued and outstanding at
     December 31, 2000 and 1999, respectively                                        12,090             8,558
   Additional Paid-In Capital                                                       517,969           150,516
   Accumulated Deficit                                                             (690,256)         (402,859)
                                                                               ------------      -------------

         TOTAL STOCKHOLDERS' DEFICIT                                               (160,197)         (243,785)
                                                                               ------------      ------------

         TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                           $          -      $          -
                                                                               ============      ============




                   The accompanying notes are an integral part
                         of these financial statements.



                  ELECTRICAL GENERATION TECHNOLOGY CORPORATION

                            STATEMENTS OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                                2000              1999
                                                            -------------     --------------


SALES                                                       $       8,372     $            -
                                                            -------------     --------------

GENERAL AND ADMINISTRATIVE EXPENSES                               292,172              13,469

AMORTIZATION EXPENSE                                                    -                  57
                                                            -------------      --------------

         LOSS BEFORE INTEREST EXPENSE                            (283,800)            (13,526)

INTEREST EXPENSE                                                    3,597                   -
                                                            -------------      --------------

         NET LOSS                                           $    (287,397)     $      (13,526)
                                                            =============      ==============-


Weighted Average Shares Outstanding                            11,249,612           8,207,670
                                                            =============      ==============

Loss Per Share                                              $      (0.03)      $       (0.00)
                                                            ============       =============















                   The accompanying notes are an integral part
                         of these financial statements.



                  ELECTRICAL GENERATION TECHNOLOGY CORPORATION

                       STATEMENT OF STOCKHOLDERS' DEFICIT

                     YEARS ENDED DECEMBER 31, 2000 AND 1999




                                            Common Stock
                                       --------------------------      Paid-In          Retained
                                         Shares         Amount          Capital          Deficit             Total
                                      ------------      ------         ----------    --------------       --------

BALANCE,
   DECEMBER 31, 1998                      8,207,670     $   8,208      $  143,866     $  (389,333)       $  (237,259)

   Shares Issued for Service                350,000           350           6,650               -              7,000

   Net Loss                                       -             -               -         (13,526)           (13,526)
                                       ------------     ---------      ----------     -----------        -----------

BALANCE,
   DECEMBER 31, 1999                      8,557,670         8,558         150,516        (402,859)          (243,785)

   Shares Issued for Services             3,275,000         3,275          76,925               -             80,200

   Shares Issued in Exchange
     for Debt                               200,000           200         238,585               -            238,785

   Shares Sold                               57,000            57          51,943               -             52,000

   Net Loss                                       -             -               -        (287,397)          (287,397)
                                       ------------     ---------      ----------     -----------        -----------

BALANCE,
   DECEMBER 31, 2000                     12,089,670     $  12,090      $  517,969     $  (690,256)       $  (160,197)
                                       ============     =========      ==========     ===========        ===========















                   The accompanying notes are an integral part
                         of these financial statements.



                  ELECTRICAL GENERATION TECHNOLOGY CORPORATION

                            STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                     2000               1999
                                                                -----------        -------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net (Loss)                                                   $(  287,397)       $     (13,527)
   Adjustments to Reconcile Net (Loss) to Net Cash
     From Operating Activities
        Amortization                                                      -                   57
        Stock Issued for Services                                    80,200                7,000
     Changes in Assets and Liabilities                                                         -
        Cash Overdraft                                                  170                    -
        Accounts Payable                                             14,471                5,000
        Accrued Liabilities                                          59,104                    -
                                                                -----------        -------------

           NET CASH FLOW (USED) BY
              OPERATING ACTIVITIES                                 (133,452)              (1,470)
                                                                -----------        -------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from Sale of Stock                                       52,000                    -
   Advances from Stockholders                                        81,452                1,470
                                                                -----------        -------------

         NET CASH FLOW PROVIDED BY
           FINANCING ACTIVITIES                                     133,452                1,470
                                                                -----------        -------------

NET CHANGE IN CASH                                                        -                    -

CASH AT BEGINNING OF YEAR                                                 -                    -
                                                                -----------        -------------

CASH AT END OF YEAR                                             $         -        $           -
                                                                ===========        =============

SUPPLEMENTAL SCHEDULE OF CASH
   FLOW INFORMATION
     Cash Paid During the Year For
       Interest                                                 $       720        $          -
                                                                ===========        ============
       Income Taxes                                             $         -        $          -
                                                                ===========        ============

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
   AND FINANCING ACTIVITIES
      Reduction in Stockholder Advances                         $  (238,785)       $          -
      Issuance of Shares                                            238,785                   -
                                                                -----------        ------------

                                                                $         -        $          -
                                                                ===========        ============


                   The accompanying notes are an integral part
                         of these financial statements.

                  ELECTRICAL GENERATION TECHNOLOGY CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999

NOTE 1:    NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

History
-------

   The Company was organized under the laws of the State of Utah on August 3, 1983 under the name of Park Avenue, Inc. and, on June 6, 1994, changed its name to Electrical Generation Technology Corporation. The Company is currently focusing on mergers and acquisitions in the lodging industry while continuing to develop a comprehensive environmental services program related to its patent on the Hydrogen Ignition Power Plant.

Basis of Accounting
-------------------

    It is the Company's policy to prepare its financial statements on the accrual basis of accounting in conformity with generally accepted accounting principles. Sales are recorded as income in the period in which they are earned and expenses are recognized in the period in which the related liability is incurred.

Revenue Recognition
-------------------

    Revenue is recognized when work is performed and amount invoiced.

Cash and Cash Equivalents
-------------------------

    For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with maturity of three months or less to be cash equivalents.

Loss Per Common Share
---------------------

   Loss applicable to common share is based on the weighted average number of shares of common stock outstanding during the year.

Accounting Estimates
--------------------

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period and disclosures of contingent assets and liabilities.

Reclassification
----------------

   Certain reclassifications have been made to the previously reported 1999 financial statements so that those financial statements will be consistent with the presentation in the 2000 financial statements.

                  ELECTRICAL GENERATION TECHNOLOGY CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999


NOTE 1: NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising
-----------

   Advertising and promotion costs are charged to expense as incurred. For the year ended December 31, 2000, advertising costs amounted to $908. There was no advertising cost during the year ended December 31, 1999.

Income Tax
----------

   The Company records income tax expense using the liability method of accounting for deferred income taxes. Under the liability method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and income tax basis of the Company's assets and liabilities. An allowance is recorded when it is more likely than not that any or all of a deferred tax asset will not be realized. The provision for income taxes includes taxes currently payable plus the net change during the accounting period in deferred tax assets and liabilities recorded by the Company.

NOTE 2:    ACCRUED LIABILITIES

Accrued liabilities consisted of the following at December 31, 2000:

   Accrued Payroll and Related Taxes                                $   49,853
   Interest                                                              2,877
   Other                                                                 6,374
                                                                    ----------

                                                                    $   59,104
                                                                    ==========

NOTE 3:    INCOME TAXES

   The Company had net operating losses totaling $372,384 for the periods presented. No deferred tax asset has been recognized for the operating loss as any valuation allowance would reduce the benefit to zero.

NOTE 4:    GOING CONCERN

   The Company has minimal capital resources available to meet obligations expected to be incurred. Accordingly, the Company's continued existence is dependent upon the successful operation of the Company's plan of operations, selling common stock in the Company, or obtaining financing. Unless these conditions among others are met, the Company may be unable to continue as a going concern.

                  ELECTRICAL GENERATION TECHNOLOGY CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999


NOTE 5:    LEASE OBLIGATION

The Company leases a vehicle under an operating lease that expires in April 2005. The following is a schedule by year of future minimum rental payments required under the operating leases as of December 31, 2000:

           Year Ending December 31,                        Amount
           -------------------------                       ---------
                      2001                                 $   7,428
                      2002                                     7,428
                      2003                                     7,428
                      2004                                     7,428
                      2005                                     1,857
                                                           ---------

                                                           $  31,569
                                                           =========

Operating lease and rental expense was $12,026 for the year ended December 31, 2000. There were no operating leases or charges to operating lease and rental expense for the year ended December 31, 1999.

NOTE 6:    RELATED PARTY TRANSACTIONS

During the year ended December 31, 2000:

     a) The Company issued 200,000 shares of its common stock to a major stockholder in settlement of loans to the Company. These shares were valued at $238,785.

     b) The Company issued 3,200,000 shares of its common stock to another major stockholder for consulting fees valued at $64,000.

     c) The Company also paid an affiliate $30,000 in consulting fees including expenses.