Form 10QSB
period 2001-03-31
ELECTRICAL GENERATION TECHNOLOGY CORP
filed 2001-05-21
CIK 1089814

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarter ended:         March 31, 2001

Commission file number:        000-28169

                  Electrical Generation Technology Corporation
        -----------------------------------------------------------------
             (exact name of registrant as specified in its charter)

     Utah                                                         75-2184926
----------------------                                         ---------------
(State of Incorporation)                                         (IRS ID No.)


            24165 IH 10 West, Suite 217125, San Antonio, Texas      75257
          ------------------------------------------------------  ----------
             (Address of principal executive offices)             (Zip code)

Registrant's telephone number, including area code: 210-697-8550

Indicate by check mark whether the registrant (1) hasfiled all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].


Shares of common stock outstanding at March 31, 2001:

                                                    12,111,170

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                       Page Number


         Item  1.          Financial Statements                         1 - 6
                           These have nor been reviewed by an
                           Independent Certified Public Accountant

         Item  2.          Managements's Discussion and Analysis
                           of Financial Condition and Results of
                           Operations                                   7 - 8


PART II - OTHER INFORMATION                                               9




                  ELECTRICAL GENERATION TECHNOLOGY CORPORATION

                                 BALANCE SHEETS
                      March 31, 2001 and December 31, 2000



                                     ASSETS

                                                                             Mar 31, 2001    Dec 31, 2000
                                                                            --------------  --------------

CURRENT ASSETS:
    Cash                                                                          $14,977              $0

                                                                            --------------  --------------
        Total current assets                                                       14,977               0


                                                                            --------------  --------------

TOTAL ASSETS                                                                      $14,977              $0
                                                                            ==============  ==============




                      LIABILITIES AND STOCKHOLDERS' EQUITY


LIABILITIES
  Cash overdraft                                                                                      170
  Accounts payable                                                                 11,823          11,823
  Accrued liabilities                                                              59,104          59,104
  Advances and notes - shareholders                                                91,108          89,100
                                                                            --------------  --------------
        Total Current Liabilities                                                $162,035        $160,197

STOCKHOLDERS' EQUITY
    Preferred stock, $0.001 par value, 25,000 and zero
          shares issued and outstanding at March 31, 2001 and
          December 31, 2000 respectively                                           10,000               0
    Common stock, $0.001 par value, 12,111,170 and 12,089,670
          shares issued and outstanding at March 31, 2001 and
          December 31, 2000 respectively                                           12,112          12,090
    Additional paid-in-capital                                                    554,447         517,969
    Accumulated Deficit                                                          (723,617)       (690,256)
                                                                            --------------  --------------
        Total Stockholders' Equity                                               (147,058)       (160,197)
                                                                            --------------  --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         14,977               0
                                                                            ==============  ==============










                             See accompanying notes

                  ELECTRICAL GENERATION TECHNOLOGY CORPORATION

                             STATEMENT OF OPERATIONS

                   Three Months Ended March 31, 2001 and 2000



                                                   Three months   Three months
                                                      ended          ended
                                                   Mar 31, 2001   Mar 31, 2000
                                                  --------------  --------------

REVENUE:                                                 $  -0-         $   -0-

OPERATING EXPENSE:
    Consulting                                           22,557          65,200
    General & administrative                             10,804           3,287
                                                  --------------  --------------
        Total Operating Expense                          33,361          68,487

                                                  --------------  --------------

NET LOSS                                               ($33,361)       ($68,487)
                                                  ==============  ==============


Weighted average shares outstanding                  12,101,442       8,218,108
                                                  ==============  ==============

LOSS PER SHARE - primary and diluted                     ($0.00)         ($0.01)
                                                  ==============  ==============






















                             See accompanying notes




                  ELECTRICAL GENERATION TECHNOLOGY CORPORATION

            STATEMENT OF STOCKHOLDERS' EQUITY AND ACCUMULATED DEFICIT

                 Period from December 31, 1999 to March 31, 2001



                                        Preferred                    Common            Paid In       Accumulated
                                   Shares      Amount          Shares      Amount      Capital        Deficit          Total
                                ------------------------    -----------------------------------------------------  --------------

Balance, December 31, 1999                  0        $0         8,557,670     8,558       $150,516     ($402,859)      ($243,784)

Shares issued for services                                      3,275,000     3,275         76,925                       $80,200

Shares issued for debt                                            200,000       200        238,585                      $238,785

Shares issued for cash                                             57,000        57         51,943                       $52,000

Net loss                                                                                                (287,397)      ($287,397)

                                ---------------------------------------------------------------------------------  --------------
Balance, December 31, 2000                  0         0        12,089,670    12,090        517,969      (690,256)       (160,196)
                                =================================================================================  ==============


Shares issued for cash                 10,000    10,000            21,500        22         36,478                       $46,500

Net Loss - three months                                                                                  (33,361)       ($33,361)

Rounding                                                                                                                     ($1)

                                ---------------------------------------------------------------------------------  --------------
Balance, March 31, 2001                10,000    10,000        12,111,170    12,112        554,447      (723,617)       (147,058)
                                =================================================================================  ==============


















                             See accompanying notes



                  ELECTRICAL GENERATION TECHNOLOGY CORPORATION

                             STATEMENT OF CASH FLOWS

                   Three Months Ended March 31, 2001 and 2000


                                                                 Three months    Three months
                                                                    ended           ended
                                                                 Mar 31, 2001    Mar 31, 2000
                                                                --------------  --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                         ($33,361)       ($68,487)
    Adjustments to reconcile net loss to net
            cash (used) by operating activities:
                Accounts payable                                                        1,029
                Stock issued for services                                              64,200

                                                                --------------  --------------
NET CASH (USED) BY OPERATING ACTIVITIES:                              (33,361)         (3,258)


CASH FLOWS FROM INVESTING ACTIVITIES:
    Increase in payable - shareholders                                  2,008          15,000

CASH FLOWS FROM FINANCING ACTIVITIES:
    Sale of common stock and preferred stock                           46,500               0

                                                                --------------  --------------

NET INCREASE IN CASH                                                  $15,147         $11,742

CASH, BEGINNING OF PERIOD                                                (170)            -0-
                                                                --------------  --------------

CASH, END OF PERIOD                                                   $14,977         $11,742
                                                                ==============  ==============

















                             See accompanying notes

                  ELECTRICAL GENERATION TECHNOLOGY CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2001

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

                  ELECTRICAL GENERATION TECHNOLOGY CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2001


Note B - Stockholders' Equity:
------------------------------

Common Stock:
-------------
The Company is authorized to issue 50,000,000 common shares of stock at a par value of $0.001 per share. These shares have full voting rights. At March 31, 2001 and December 31, 1999 there were 12,111,170 and 12,089,670 shares outstanding respectively.

The Company has not paid a dividend to its shareholders.

Preferred Stock:
----------------
The Company is authorized to issue 20,000,000 preferred shares of stock at a par value of $1.00. At March 31, 2001 and December 31, 1999 there were 10,000 and zero shares outstanding respectively.

Note C - Income Taxes:
----------------------
The Company had net operating losses totaling of $33,361 for the three months ended March 31, 2001 and a net operating loss of $405,745 to carryforward against operating income. No deferred tax asset has been recognized for the operating loss as any valuation allowance would reduce the benefit to zero.

Note D - Going Concern:
-----------------------
The Company has minimal capital resources available to meet obligations expected to be incurred given that it is a start up enterprise. Accordingly, the Company's continued existence is dependent upon the successful operation of the Company's plan of operations, selling common stock in the Company, or obtaining financing. Unless these conditions among others are met, there is substantial doubt that the Company may be unable to continue as a going concern.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Electrical Generation Technology Corporation (the "Company"), a Utah Corporation was incorporated under the name of Park Avenue, Inc. on August 3, 1983. The Company changed the name to Electrical Generation Technology Corporation on June 6, 1994. The company engaged in operations as an engineering company for electrical instrumentation and utility construction projects. EGT's past customers have been federal, state and municipal governments. The scope of projects completed has ranged from wastewater treatment plants, sludge plants, and power generation plants to various military applications of electrical installations. The company has had no new contracts in the last four years.

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

         Today the Company has a clear growth strategy to acquire high quality lodging assets, at attractive prices in prime urban and resort locations, which have the potential for significant capital appreciation. While the Company directs its focus towards mergers and acquisitions of suitable companies and lodging properties, The Company will continue development of an Environmental System, a comprehensive waste-to-energy program, accomplished by applying new-patented technology and systems design to solid waste management and wastewater treatment. The Environmental System could produce large quantities of usable electric power, produce pure water, and could significantly reduce the need for landfill. The Company will accomplish this by spinning off the Environmental System into a separate company involved in the field of Environmental Services. At the time of the spin off the Company will contribute its name to the new company and take on a hospitality name. The main focus of the Environmental Services Company will be the acquisition of water rights and distributions systems while continuing work on additional designs and patens related to the Hydrogen Ignition Power Plant and the Environmental System. Through consolidation and expansion of companies and properties the Company intends to maximize net profits providing for a higher rate of return to stockholders.

         The Company's strategy will be to acquire full-service, luxury and business, lodging properties where attention to quality should contributes to high levels of guest satisfaction and superior returns. The Company will attempt to establish a significant presence in the luxury lodging market.

         The Company believes our high-end strategy will enhance performance increasing occupancy and average daily room rates. By focusing on urban, resort/convention and airport properties in top markets we believe we can help ensure above average room demand, limit competition and, have the greatest opportunities for asset appreciation.

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

DATE:   May 19, 2001
        Dallas, Texas