Form 10QSB
period 2001-06-30
ELECTRICAL GENERATION TECHNOLOGY CORP
filed 2001-09-04
CIK 1089814

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                      For the quarter ended: June 30, 2001

                       Commission file number: 000-28169

                  Electrical Generation Technology Corporation
        -----------------------------------------------------------------
             (exact name of registrant as specified in its charter)

                  Utah                            75-2184926
         ----------------------                 --------------
         (State of Incorporation)                (IRS ID No.)


     24165 IH 10 West, Suite 217125, San Antonio, Texas          75257
   ------------------------------------------------------      ---------
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


Shares of common stock outstanding at June 30, 2001:

                    12,113,170

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                       Page Number


         Item  1. Financial Statements                                  1 - 6
                           These have nor been reviewed by an
                           Independent Certified Public Accountant

         Item  2. Managements's Discussion and Analysis
                           of Financial Condition and Results of
                           Operations                                  7 - 10


PART II - OTHER INFORMATION                                               11

                  ELECTRICAL GENERATION TECHNOLOGY CORPORATION

                                 BALANCE SHEETS
                       June 30, 2001 and December 31, 2000



                                     ASSETS

                                                                   June 30, 2001  Dec 31, 2000
                                                                   -------------  -------------
CURRENT ASSETS:
    Cash                                                                $17,321             $0

                                                                   -------------  -------------
        Total current assets                                             17,321              0


                                                                   -------------  -------------

TOTAL ASSETS                                                            $17,321             $0
                                                                   =============  =============




                      LIABILITIES AND STOCKHOLDERS' EQUITY


LIABILITIES
  Cash overdraft                                                                           170
  Accounts payable                                                       11,823         11,823
  Accrued liabilities                                                    63,164         59,104
  Advances and notes - shareholders                                      89,100         89,100
                                                                   -------------  -------------
        Total Current Liabilities                                      $164,087       $160,197

STOCKHOLDERS' EQUITY
    Preferred stock, $1.00 par value, 30,000 and zero
          shares issued and outstanding at June 30, 2001 and
          December 31, 2000 respectively                                     30              0
    Common stock, $0.001 par value, 12,113,170 and 12,089,670
          shares issued and outstanding at June 30, 2001 and
          December 31, 2000 respectively                                 12,114         12,090
    Additional paid-in-capital                                          616,415        517,969
    Accumulated Deficit                                                (775,325)      (690,256)
                                                                   -------------  -------------
        Total Stockholders' Equity                                     (146,766)      (160,197)
                                                                   -------------  -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               17,321              0
                                                                   =============  =============



                             See accompanying notes

                  ELECTRICAL GENERATION TECHNOLOGY CORPORATION

                             STATEMENT OF OPERATIONS

            Three Months and Six Months Ended June 30, 2001 and 2000


                                             Three months     Three months      Six months      Six months
                                                ended           ended             ended           ended
                                             June 30, 2001   June 30, 2000     June 30, 2001   June 30, 2000
                                             -------------   --------------   --------------   -------------
REVENUE:                                           $  -0-           $   -0-          $  -0-         $   -0-

OPERATING EXPENSE:
    Consulting                                     24,117                            46,674          65,200
    Interest expense                                2,053                             4,061
    General & administrative                       25,539          60,627            34,335          63,914
                                             -------------   -------------     -------------   -------------
        Total Operating Expense                    51,709          60,627            85,070         129,114

                                             -------------   -------------     -------------   -------------

NET LOSS                                         ($51,709)       ($60,627)         ($85,070)      ($129,114)
                                             =============   =============     =============   =============


Primary
Weighted average shares outstanding            12,111,830      12,017,670        12,101,442      12,017,670
                                             =============   =============     =============   =============
LOSS PER SHARE - primary and diluted               ($0.00)         ($0.01)           ($0.01)         ($0.01)
                                             =============   =============     =============   =============

Fully diluted:
Weighted average shares outstanding            12,261,830      12,017,670        12,151,442      12,017,670
                                             =============   =============     =============   =============
LOSS PER SHARE - primary and diluted               ($0.00)         ($0.01)           ($0.01)         ($0.01)
                                             =============   =============     =============   =============




                             See accompanying notes

                  ELECTRICAL GENERATION TECHNOLOGY CORPORATION

            STATEMENT OF STOCKHOLDERS' EQUITY AND ACCUMULATED DEFICIT

                 Period from December 31, 1999 to June 30, 2001


                                 Preferred Preferred      Common       Common      Paid In             Accumulated
                                  Shares   Amount         Shares       Amount      Capital        Deficit       Total
                                 ------------------    -------------------------------------------------------------------
Balance, December 31, 1999              0       $0        8,557,670        8,558     $150,516      ($402,859)   ($243,784)

Shares issued for services                                3,275,000        3,275       76,925                     $80,200

Shares issued for debt                                      200,000          200      238,585                    $238,785

Shares issued for cash                                       57,000           57       51,943                     $52,000

Net loss                                                                                            (287,397)   ($287,397)

                                 -----------------------------------------------------------------------------------------
Balance, December 31, 2000              0        0       12,089,670       12,090      517,969       (690,256)    (160,196)
                                 =========================================================================================


Shares issued for cash             10,000       10           21,500           22       46,468                     $46,500

Net Loss - three months
    ended March 31, 2001                                                                             (33,361)    ($33,361)


                                 -----------------------------------------------------------------------------------------
Balance, March 31, 2001            10,000       10       12,111,170       12,112      564,437       (723,617)    (147,057)
                                 =========================================================================================


Shares issued for cash             20,000       20            2,000            2       51,978                     $52,000

Net Loss - three months
    ended June 30, 2001                                                                              (51,709)    ($51,709)


                                 -----------------------------------------------------------------------------------------
Balance, June 30, 2001             30,000       30       12,113,170       12,114      616,415       (775,326)    (146,766)
                                 =========================================================================================



                             See accompanying notes

                  ELECTRICAL GENERATION TECHNOLOGY CORPORATION

                             STATEMENT OF CASH FLOWS

            Three Months and Six Months Ended June 30, 2001 and 2000

                                                      Three months     Three months      Six months      Six months
                                                         ended           ended             ended           ended
                                                      June 30, 2001   June 30, 2000     June 30, 2001   June 30, 2000
                                                      -------------   --------------   --------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                              ($51,709)       ($60,627)         ($85,070)      ($129,114)
    Adjustments to reconcile net loss to net
            cash (used) by operating activities:
                Current assets                                              (1,750)                           (1,750)
                Accounts payable                             4,061           8,133             4,061           9,162
                Stock issued for services                                                                     64,200

                                                      -------------   -------------     -------------   -------------
NET CASH (USED) BY OPERATING ACTIVITIES:                   (47,648)        (54,244)          (81,009)        (57,502)


CASH FLOWS FROM INVESTING ACTIVITIES:
    Increase (decrease) in payable - shareholders           (2,008)         35,000                 0          50,000

CASH FLOWS FROM FINANCING ACTIVITIES:
    Sale of common stock and preferred stock                52,000               0            98,500               0

                                                      -------------   -------------     -------------   -------------

NET INCREASE IN CASH                                        $2,344        ($19,244)          $17,491         ($7,502)

CASH, BEGINNING OF PERIOD                                   14,977          11,742              (170)            -0-
                                                      -------------   -------------     -------------   -------------

CASH, END OF PERIOD                                        $17,321         ($7,502)          $17,321         ($7,502)
                                                      =============   =============     =============   =============




                             See accompanying notes

                  ELECTRICAL GENERATION TECHNOLOGY CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2001

Note A - Nature of Business and Summary of Significant Accounting Policies:
---------------------------------------------------------------------------
History:
-------
The Company was organized under the laws of the State of Utah on August 3, 1983 under the name of Park Avenue, Inc. and on June 6, 1994 changed its name to Electrical Generation Technology Corporation. The Company has been dormant for the last three years but has signed two letters of intent to purchase assets of a mortgage brokerage business and the assets of company with a fire retardant product.

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

                  ELECTRICAL GENERATION TECHNOLOGY CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2001

Note B - Stockholders' Equity:

Common Stock:
The Company is authorized to issue 50,000,000 common shares of stock at a par value of $0.001 per share. These shares have full voting rights. At June 30, 2001 and December 31, 2000 there were 12,113,170 and 12,089,670 shares outstanding respectively.

The Company has not paid a dividend to its shareholders.

Preferred Stock:

The Company is authorized to issue 20,000,000 preferred shares of stock at a par value of $1.00. At June 30, 2001 and December 31, 2000 there were 30,000 and zero shares outstanding respectively.

Note C - Income Taxes:

The Company had net operating losses totaling of $33,361 for the three months ended June 30, 2001 and a net operating loss of $405,745 to carryforward against operating income. No deferred tax asset has been recognized for the operating loss as any valuation allowance would reduce the benefit to zero.

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

         While waiting on approval of the Company's 15c2-11 filed with NASD Regulation, the Company has continued its efforts to secure senior debt financing and mezzanine financing for the Company's acquisitions of lodging properties. The Company has additionally finalized an agreement with a leading management company to manage the Company's properties.

         On March 31, 2001 the Company interned into an agreement with Mr. Bruce Arinaga, among other things the agreement retains Mr. Arinaga to assist the Company in arranging loans for the acquisition of specifically identified and controlled hotel assets, assist the Company in various alternative strategies, which may be implemented in order to raise capital for projects, assist the Company in establishing achievable financing terms, render advise to the Company as to the values and financial implications of various strategies of finance. The agreement further provides for an employment agreement to be entered into between the Company and Mr. Arinaga, wherein Mr. Arinaga will serve as President and Director of the Company. That agreement is under negotiation at this time. There are currently no disagreement between the Company and Mr. Arinaga regarding the agreement, therefore it is anticipated that the agreement will be completed soon. Mr. Arinaga's qualifications are as follows:

         Bruce M. Arinaga has recently served as President and Chief Operating Officer of a Canadian property firm from 1996-1998. He is a US citizen and received his business and finance degrees from the University of Southern

California and the New York University; he is also a Certified Public
Accountant.

         After working in the audit and consulting technology group at Arthur Young & Company in California in 1984, Mr. Arinaga started and devoted his career in investment banking, finance and management, and has held a number of senior managerial positions with international companies, where he acquired extensive investment, management, strategic development and planning, marketing, and finance experience.


National Housing Partnership (1985 - 1987)

         In 1985, Mr. Arinaga joined National Housing Partnership in Washington DC, where he arranged and managed over 25 joint ventures and alliances with a total value of US$500 million in New York, Florida, Arizona, New Jersey, California and Washington, DC. He was also responsible for the restructuring and work out of over $500 million of Small Business Administration (SBA) loans secured by corporate and real estate throughout the US.

Prudential Insurance Company of America  (1987 - 1990)

         Mr. Arinaga oversaw the apartment investment portfolio of Prudential in the greater Mid-Atlantic region with a four-member team. He was involved in direct acquisition, joint ventures, convertible, subordinated and participating debt, senior debt and forward commitments and pre-sales, with a total value of in excess of US$800 million. While with the Prudential Mr. Arinaga was involved in the development of over 714 multi-family units in Ballston, Virginia and the purchase of two portfolios of multi-family apartments each totaling over 6,000 units in Arizona, California, Florida, New Jersey, Maryland, North Carolina, South Carolina and Virginia.

Independent Investment and Advisory Activities (1991-Present)

         In 1990, Mr. Arinaga relocated to Honolulu, Hawaii, to join Venture Capital Hawaii, Ltd., where he assumed the role of Vice President and Director of Marketing advising Japanese clients on corporate and other acquisitions, as well as investing a pool of capital in various start up and small growth companies. He also oversaw the marketing efforts for the entire company and served CFO and marketing roles in various portfolio companies.

         In the ensuing period, he founded his own company, which acted as an investment firm involved in the acquisition, financing and restructuring of various companies and projects with a value in excess of US$250 million. He converted three apartment buildings in Honolulu to condominiums totaling over $15 million. He also undertook an advisory and consulting role on two REIT's that were eventually floated and now have a market capitalization in excess of US$3 billion.
         In 1996 Mr. Arinaga sold his company to a Canadian property group and agreed to assist the company's growth on an interim basis. Mr. Arinaga served as President and COO, overseeing the company's dramatic growth. He took the company from one office in Vancouver, to activities in Toronto and the United States. Projects have included investments and corporate restructuring and merger and acquisition work with a value in excess of US$500 million. Mr. Arinaga was directly involved in the financing and development of a mixed-use project in Vancouver with a value in excess of $200 million, which included residential, hotel, office and retail components. He was also involved in a joint venture with Brookfield Properties in Toronto to develop a project with over 500 units.

         From 1998 through 2000, Mr. Arinaga was involved in the acquisition and renovation of over 2,121 apartment units. He has been involved with lenders such as GE Capital, GMAC, RFC, Bank of Nova Scotia, TD Bank and SCIC.

         Because the Company's plan of finance largely relies on the Company's ability to resume trading, and management believes it is essential in managing short-term debt, the Company has identified several properties which are available to the Company for acquisition but intends to acquire these properties only after trading resumes. The Company believes its ability to manage short-term debt and lower risk makes it essential to operate under this guideline. The Company intends to use short-term debt and equity funding for its initial acquisition of properties, then shortly thereafter replace the funding with credit line debt established against the Company's market capitalization value. Once the Company has increased its share price the Company intends to do an offering to reduce a substantial portion of debt incurred on initial acquisitions. Therefore, the resumption of trading is imperative in order for the Company to meet its financing plans.

The Company understands its shareholders concerns and desire to resume trading and will continue to work diligently whit NASD in order to resume trading. To the Company's knowledge there is no reason why the Company should not be trading soon.
                                       10

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